Form 10QSB
period 1999-09-30
CYPOST CORP
filed 1999-12-09
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)

       |X|      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: September 30, 1999

       |_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                EXCHANGE ACT

            For the transition period from _______________ to __________________

            Commission file number______________________________________________

                               CyPost Corporation
                  --------------------------------------------

                     (Exact name of small business issuer as
                            specified in its charter)

           Delaware                                       98-0178674
---------------------------------             ----------------------------------
  (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification No.)


         260 West Esplanade, Suite 101, N. Vancouver, BC, Canada V7M 3G7
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 904-4422
                  --------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No|X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 20,246,512

      Transitional Small Business Disclosure Format (check one). Yes |_|; No|X|

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto for the period from the Company's inception through December 31, 1998 which are included in the Company's registration statement on Form 10-SB previously filed with the Commission.

                               CYPOST CORPORATION

                CONSOLIDATED BALANCE SHEET - - SEPTEMBER 30, 1999

                                   (Unaudited)

                                 (U.S. Dollars)

                                     ASSETS

CURRENT ASSETS:
   Cash                                                               $2,414,094
   Accounts receivable                                                   121,019
   Prepaid expenses                                                       49,144
                                                                      ----------
                                                                       2,584,257
CAPITAL ASSETS, at cost:
   Furniture and equipment                              $   13,817
   Leasehold improvements                                    3,237
   Computer hardware and software                          136,576
                                                        ----------
                                                           153,630
   Less- Accumulated amortization                           (5,474)      148,156
                                                        ----------

DEPOSITS AND OTHER ASSETS                                                 97,204

GOODWILL                                                                 751,208
                                                                      ----------
                                                                      $3,580,825
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                           $  330,656
   Loans                                                               2,670,450
   Deferred revenue                                                       75,283
                                                                      ----------
                                                                       3,076,389
STOCKHOLDERS' EQUITY:
   Share capital                                        $   11,240
   Additional paid in capital                            1,949,965
   Deficit                                              (1,442,303)
   Cumulative translation adjustment                       (14,466)      504,436
                                                        ----------    ----------
                                                                      $3,580,825
                                                                      ==========

The accompanying notes are an integral part of these consolidated statements.

                               CYPOST CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)

                                 (U.S. Dollars)

                                                                                           From Inception
                                     Three Months Ended            Nine Months Ended       of September 5,
                                        September 30,                September 30,             1997 to
                                --------------------------    --------------------------    September 30,
                                    1999           1998           1999           1998           1999
                                -----------    -----------    -----------    -----------    -----------
REVENUE                         $   185,670    $        --    $   197,068    $        --    $   198,991

DIRECT COSTS                         49,275             --         49,275             --         49,275
                                -----------    -----------    -----------    -----------    -----------

                                    136,395             --        147,793             --        149,716
                                -----------    -----------    -----------    -----------    -----------

EXPENSES:
   General and administrative        41,848         34,840        500,156        153,004        757,419
   Salaries and benefits            381,083                       406,193                       406,193
   Sales and marketing                9,590             --        261,093             --        261,093
   Development                      114,339                       142,010                       142,010
   Amortization                      13,040             --         19,071          2,852         25,304
                                -----------    -----------    -----------    -----------    -----------

                                    559,900         34,840      1,328,523        155,856      1,592,019
                                -----------    -----------    -----------    -----------    -----------

          Net loss                 (423,505)       (34,840)    (1,180,730)      (155,856)    (1,442,303)

DEFICIT, beginning of period     (1,018,798)      (131,033)      (261,573)       (10,017)            --
                                -----------    -----------    -----------    -----------    -----------

DEFICIT, end of period          $(1,442,303)   $  (165,873)   $(1,442,303)   $  (165,873)   $(1,442,303)
                                ===========    ===========    ===========    ===========    ===========



LOSS PER SHARE                  $     (0.04)   $     (0.01)   $     (0.12)   $     (0.04)
                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING         9,647,795      4,156,839      9,647,795      4,156,839
                                ===========    ===========    ===========    ===========


 The accompanying notes are an integral part of these consolidated statements.

                               CYPOST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)

                                 (U.S. Dollars)

                                                                                                                From Inception
                                                          Three Months Ended            Nine Months Ended       of September 5,
                                                             September 30,                September 30,             1997 to
                                                     --------------------------    --------------------------    September 30,
                                                         1999           1998           1999           1998           1999
                                                     -----------    -----------    -----------    -----------    -----------
CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES
   Net loss for the period                           $  (423,505)   $   (34,840)   $(1,180,730)   $  (155,856)   $(1,442,303)
   Add item not affecting cash-
     Amortization                                         13,040             --         19,071          2,852         25,304
                                                     -----------    -----------    -----------    -----------    -----------

                                                        (410,465)       (34,840)    (1,161,659)      (153,004)    (1,416,999)

   Change in non-cash operating accounts                 (68,978)         2,298         69,000            387         85,772
                                                     -----------    -----------    -----------    -----------    -----------

                                                        (479,443)       (32,542)    (1,092,659)      (152,617)    (1,331,227)
                                                     -----------    -----------    -----------    -----------    -----------

CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
   Proceeds (purchase) of capital assets                 (34,169)           644        (55,194)       (18,360)       (66,879)
   Acquisition of Hermes Net Solutions, Inc.                  --             --       (445,112)            --       (445,112)
   Acquisition of Intouch.Internet Inc.                       --             --       (197,917)            --       (197,917)
   Purchase of other assets                              (69,477)            --        (54,220)            --        (99,755)
                                                     -----------    -----------    -----------    -----------    -----------

                                                        (103,646)           644       (752,443)       (18,360)      (809,663)
                                                     -----------    -----------    -----------    -----------    -----------

CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES:
   Loan repayment                                        (66,841)            --             --             --             --
   Loan proceeds                                       2,770,450             --      3,670,450             --      3,670,450
   Issuance of shares                                         --         44,000        556,000        185,000        899,000
   Change in cumulative translation adjustment           (14,466)        (2,162)       (14,466)        (2,847)       (14,466)
                                                     -----------    -----------    -----------    -----------    -----------

                                                       2,689,143         41,838      4,211,984        182,153      4,554,984
                                                     -----------    -----------    -----------    -----------    -----------

          Increase in cash                             2,106,054          9,940      2,366,882         11,176      2,414,094

CASH, beginning of period                                308,040          5,103         47,212          3,867             --
                                                     -----------    -----------    -----------    -----------    -----------

CASH, end of period                                  $ 2,414,094    $    15,043    $ 2,414,094    $    15,043    $ 2,414,094
                                                     ===========    ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE:

(a) For the nine months ended September 30, 1999, the Company converted $1,000,000 of loans to shares.

                               CYPOST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                   (Unaudited)

                                 (U.S. Dollars)

1.    BASIS OF PRESENTATION

      Going Concern

      These financial statements have been prepared on the basis of accounting principles applicable to a "going concern" which assume that Cypost Corporation (the "Company") will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

      The Company was formerly a development stage company. It commenced substantial business operations in the first quarter of 1999 with its offering of various software products, and has incurred net losses of $1,442,303 for the period from inception of September 5, 1997 to September 30, 1999. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and attain profitable operations.

      These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise doubts about the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

      Interim Financial Statements

      These financial statements do not include certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim financial statements are prepared pursuant to regulations of the Securities and Exchange Commission.

      In the opinion of management, these financial statements include all adjustments which are necessary for fair presentation.

2.    ACQUISITIONS

      Effective June 30, 1999, the Company purchased all the issued and outstanding shares of Hermes Net Solutions, Inc. for a purchase price of $510,204 USD. The consideration for this purchase consisted of cash of $435,374 USD and an assumption of a deferred cash payment of $74,830 USD.

      Also effective June 30, 1999, the Company purchased all the issued and outstanding shares of Intouch.Internet Inc. for a purchase price of $304,081 USD. The consideration for this purchase consisted of cash of $275,510 USD and the issuance of 6,750 common shares valued at $28,571 USD.

      Both acquisitions have been accounted for by the purchase method of accounting. In both acquisitions, the net assets acquired consisted primarily of goodwill which will be amortized over five years on the straight line basis. These financial statements include the results of operations of the two acquired businesses for the period from July 1, 1999 to September 30, 1999.

3.    SUBSEQUENT EVENTS

      Acquisition of NetRover Inc. and NetRover Office Inc.

      On October 4, 1999, the Company purchased all the issued and outstanding shares of NetRover Inc. and NetRover Office Inc. for a purchase price of $2,717,826 USD. The purchase price of $2,717,826 USD was satisfied by a cash payment of $2,000,000 USD, the issue of 146,000 common shares valued at $4.46 USD per share, and an assumption of a deferred cash payment of $68,027 USD which, subject to certain adjustments, is due on December 4, 1999. These purchases will be accounted for under the purchase method of accounting.

      Acquisition of Connect Northwest Internet Services, LLC and Internet Arena, Inc.

      On October 26, 1999, the Company purchased all the issued and outstanding shares of Connect Northwest Internet Services, LLC for a net purchase price of $1,320,000 USD. The purchase price was satisfied by a cash payment of $660,000 USD and the issuance of 98,655 of the Company's common shares valued at $6.69 USD per share.

      On November 9, 1999, the Company purchased all the issued and outstanding shares of Internet Arena, Inc. for a purchase price of $600,000 USD. The purchase price was satisfied by a cash payment of $172,500 USD, the issuance of 67,132 of the Company's common shares valued at $4.50 USD per share, and a deferred cash payment of $57,500 USD due in January, 2000.

      These purchases will be accounted for under the purchase method of accounting.

4.    LOANS

      The loans are unsecured, bear interest at 8% per annum and are payable on demand in the form of cash or convertible into the Company's common shares at $1.50 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        The statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

General: End of development stage activities and commencement of business operations

      Cypost produces and markets computer privacy protection technologies and provides Internet conductivity to business and residential customers. From the Company's inception date until approximately mid-March of 1999, the Company was considered a development stage enterprise. Since that time, the Company has (i) publicly marketed 4 software encryption products under its "Navajo" trademark,
(ii) acquired two Internet service providers during the nine-month period ending September 30, 1999, and (iii) acquired two additional ISPs since September 30, 1999.

      Because the Company is an early stage in its business operations its revenues are subject to wide variation from quarter to quarter. In addition, the Company is electing to pursue a strategy of growing through acquisition. The size and timing of acquisitions, both past acquisitions and possible future acquisitions has been and will be affected by a number of factors which are hard to predict and many of which are beyond the Company's control. Because of these factors, the results of operations discussed below are unlikely to be an accurate indication of future performance and should be viewed with considerable caution.

Results of operations for the nine months ended September 30, 1999 and for the three months ended September 30, 1999

      Substantially all of the Company's revenue to date is accounted for by the operations during the three months ended September 30, 1999. These revenues are attributable virtually entirely to the operations of the two Internet service providers which the Company acquired during the quarter ended June 30, 1999. The Company generated net sales of approximately $185,670 for the three months ended September 30 and approximately $197,068 for the nine months ended on that date. It had no revenues for the corresponding periods of the prior year.

      Direct costs of approximately $49,275 were incurred in the quarter ending September 30, resulting in a gross margin of $136,395 (73%) for the three months and $147,793 (75%) for the nine months. Losses of $423,505 for the three months and $1,180,730 for the nine months reflect primarily the effect of a small revenue base which was insufficient to cover administrative expenses, salaries and benefits and development expenses. The Company hopes to achieve profitable operations through a combination of adding additional ISPs through acquisition and through the addition of value added services in its ISPs, as well as through the addition of new products in its encryption-related operations.

      The Company is in the process of completing evaluation of the assets acquired from Hermes Net Solutions, and anticipates that during the fourth quarter there will be a write-down of certain of those assets. It is unable to determine the amount of the write-down at the present time, but anticipates that it will not exceed 5% of fourth quarter revenues.

Liquidity and capital resources

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $423,505 for the three month period ending September 30, 1999 and net losses of $1,180,730 for the nine month period ending September 30, 1999. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

      Although the Company's cash position as of September 30, 1999 had improved to $2,414,094, as compared to $47,212 as of December 31, 1999 and $308,040 as of June 30, 1999, the entire improvement in cash position was attributable to loans made to the Company by Blue Heron Venture Fund, Ltd. These loans were made under agreements with that lender under which the Company may draw up to $16 million in unsecured loans. These loans bear interest at 8% per annum and are payable on demand. They are convertible into Common Stock of the Company at prices ranging, at present, from $1.00 to $4.00 per share. If all loans outstanding as of September 30, 1999 were converted, the lender would be entitled to an aggregate of 5 million shares of such Common Stock. The lender is free to withdraw this line of credit at any time, and since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of its lender to forebear from demanding payment. The Company believes that its lender will continue to refrain from demanding payment for the immediately foreseeable future, but it is under no obligation to do so. Should the Company's lender demand payment the Company would be required to seek financing from other sources. It does not believe that bank borrowing would be available to it under present circumstances, and there can be no assurance that the necessary financing could be obtained from other sources. Even if the necessary funding were available, it might be available only on terms which management would not find acceptable.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      On June 11, 1999 the Canadian Postal Service filed a civil proceeding in the Federal Court of Canada in which it sought injunctive relief against alleged unlawful use of certain proprietary trademarks and tradenames which contain the word "POST" belonging to the Canadian Postal Service. A summary judgement motion filed on behalf was rejected on September 14, 1999, and on Octpber 18, 1999 the Company filed its Statement of Defense and Counterclaim. Pretrial discovery is currently being conducted at this time and no date for trial has been scheduled. The Company is unable to predict at this time the outcome of this suit but does not believe that the litigation would have a material impact on it, even if an adverse decision were to be issued.

Item 2. Changes in Securities

      On June 30, 1999, the Company issued 6,750 shares of its common stock to the former owners of InTouch.Internet, Inc. as partial payment for the Company's acquisition of that company.

      These shares were issued under the Section 4(2) exemption for transactions by an issuer not involving a public offering under the Securities Act of 1933, as amended (the "Securities Act").

      On August 13, 1999, the Company issued 1,000,000 shares of its common stock to Blue Heron Venture Fund Ltd ("Blue Heron"), as discussed in Item 3., pursuant to Regulation S under the Securities Act.

      On September 29, 1999, the Company agreed to issue 146,000 shares of its common stock to the former owners of NetRover, Inc. The shares issued in the Net Rover transaction were disclosed in the 8-K Report filed by the Company on October 2, 1999. The shares issued in the Net Rover acquisition were issued pursuant to the Section 4(2) Securities Act statutory exception for transactions which do not involve any public offering.

      On November 4, the Company issued 3,000,000 shares of its common stock to Blue Heron in consideration of which Blue Heron cancelled indebtedness owing from the Company in the aggregate principal amount of $3,000,000 together with interest accrued. These shares were issued directly to Blue Heron pursuant to Regulation S under the Securities Act and no underwriting commissions, fees or discounts were paid in connection therewith.

Item 3. Defaults Upon Senior Securities

      On August 13, 1999 the Company issued One Million shares of its common stock to Blue Heron Venture Fund Ltd. in exchange for Blue Heron's cancellation of $1,000,000 of indebtedness (together with interest accrued thereon) owed by the Company which had been evidenced by one or more demand promissory notes bearing interest at 8% per annum. Such issuance of stock and the cancellation of the indebtedness was preceded by a demand for payment in full from Blue Heron which the Company was not able to meet. The shares were issued directly to Blue Heron pursuant to the exemption afforded by Regulation S of the Securities Act and no underwriting commissions, fees or discounts were paid in connection therewith.

Item 4. Submission of Matters to a Vote of Security Holders.

      On September 24, 1999 the Company increased its common share authorization from 20 Million to 30 Million upon the filing of an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. Shareholder authorization for this was effected through the delivery of written consents on September 14, 1999 in accordance with the Delaware General Corporation Law. The Company had previously filed its Form 10-SB to register its common stock with the Commission on July 16, 1999 and the registration became effective on September 16, 1999 upon the expiration of the 60 day statutory period for effectiveness provided for in Section 12(g) of the Securities and Exchange Act of 1934, as amended. Prior to September 16, 1999, the Company was not a reporting company within the meaning of the 1934 Act, and thus was not required to deliver a proxy or information statement under the term of that Act and associated rules and regulations.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

      The Company filed a report on Form 8-K on September 17, 1999 regarding its 3:2 forward stock split.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CyPost Corporation
                                              (Registrant)


Date: December 9, 1999                 By: /s/ Steven Berry
                                           ----------------------------
                                       President and Treasurer


                                       By: /s/ Carl Whitehead
                                           ----------------------------
                                       Vice President and Secretary