Form 10KSB
period 1999-12-31
CYPOST CORP
filed 2000-03-30
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   (Mark One)
      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 1999

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to ________________

            Commission file number 000-26751
                                   ---------------------------------------------

                               CyPost Corporation
                  --------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Delaware                                             98-0178674
---------------------------------                            -------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

               900-1281 West Georgia St.
              Vancouver, British Columbia                              V6E 3J7
--------------------------------------------------------------------------------
       (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number (604) 904 -4422
                          ------------------------------------------------------

Securities registered under Section 12(b) of the Act: NONE
                                                      --------------------------

Securities registered under Section 12(g) of the Act: Common Stock, par value $.0001 per share

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

      Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of January 31, 2000. $ 26,470,070

      State issuer's revenues for its most recent fiscal year. $ 1,020,347
                                                               -----------

Transitional Small Business Disclosure Format (check one):
Yes |_|; No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE, however certain exhibits hereto are incorporated by reference to the Form 10-SB and amendment thereto previously filed by the Registrant with the Commission.

Item Number and Caption  Page
-----------------------  ----

PART I

     1.  Description of Business...........................................

     2.  Description of Property...........................................

     3.  Legal Proceedings.................................................

     4.  Submission of Matters to a Vote of Security Holders...............

PART II

     5.  Market for Common Equity and Related Stockholder Matters..........

     6.  Management's Discussion and Analysis or Plan of Operations........

     7.  Financial Statements..............................................

     8.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure..............................................

PART III

     9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................

     10. Executive Compensation............................................

     11. Security Ownership of Certain Beneficial Owners and Management....

     12. Certain Relationships and Related Transactions....................

     13. Exhibits and Reports on Form 8-K..................................

Item 1. Description of Business.

      (a) Business Development.

      CyPost Corporation (hereinafter referred to as the "Registrant", the "Issuer", or as "CyPost"), a Delaware corporation, was formed on September 5, 1997 under the name "E Post Corporation" to operate as the parent company of two wholly-owned, sister subsidiaries: ePost Innovations, Inc., a corporation organized under the laws of British Columbia, Canada ("ePost Canada") and CyPost USA, Inc., a Delaware corporation formed on September 5, 1997 by the Company ("CyPost USA"). Shortly after its formation, ePost Corporation changed its name to "CyPost Corporation" to minimize potential trademark difficulties with third parties. ePost Canada was formed on March 27, 1997 and was acquired by the Issuer on September 15, 1997 (the "Acquisition"). Prior to the Acquisition, ePost Canada was a wholly owned subsidiary of Mushroom Innovations, Inc. a corporation organized under the laws of British Columbia ("MII"). Under the terms of the Acquisition, the Issuer acquired from MII all of the issued and outstanding shares of ePost Canada, as well as all intellectual property rights then owned by ePost Canada, in exchange for 2,000,000 shares of CyPost's Common Stock. On October 29, 1998, CyPost acquired all of the issued and outstanding capital stock of Communication Exchange Management Inc., a British Columbia corporation, from MII in exchange for 4,180,000 CyPost shares. Communication Exchange Management Inc. remains a wholly owned subsidiary of CyPost. Unless otherwise stated herein, all dollar amounts refer to U.S. Dollars ("USD$")--not Canadian Dollars ("CDN$). Through various acquisitions, CyPost conducts its business through the subsidiaries listed on Exhibit 21.

      (b) Business of the Issuer.

      The Issuer is a holding company, the principal assets of which consist of the capital stock of CyPost USA, the capital stock of ePost Canada and the capital stock of the other subsidiaries listed on Exhibit 21. To date, the Issuer, through its operating subsidiaries, has been largely involved in two separate, but complementary businesses, i.e.(i)the development and sale of software products using email encryption to enhance user security and convenience ("Software Products"), and (ii) providing internet connection services to subscribers. (Unless otherwise qualified herein, the term "Company" shall be used to refer to the business operations of the Registrant and its consolidated subsidiaries.) The Company is currently selling six versions of its "Navaho" software encryption programs which are more specifically described below. The Company is developing or partnering with a number of companies to provide products and services to its Internet Service provider customers through an Application server model which promotes server level distribution of products rather than end user solutions. On February 23, 2000, the Company completed the acquisition of Playa Corporation developers of the "Yabumi" instant messaging and e-greeting card service. The "Yabumi" community of users numbers approximately 85,000 and is located in Japan.

      Markets for Software Products.

      The Company has developed the Navaho family of software products for the following markets:

            1) Personal Use--consumers who have little or no technical knowledge of computers and computer programs but who wish to keep electronic correspondence private.

            2) Professional Use--professional business users such as attorneys, accountants, medical doctors, as well those who need secure communication capability while traveling

            3) Small Businesses--companies between 10-50 employees with a small, or no Information Services department and who operate out of a single location

            4) Enterprise--large businesses with more than 50 employees and who use corporate intranets including LAN's and WAN's, Extranets, and government institutions

Products

      The Company currently offers six (6) different security encryption software products each of which bear the name "Navaho". (See discussion of these under "Status of any publicly announced new product or service").

Distribution Method of Software Products and ISP Service.

      The CyPost family of Software Products are delivered both digitally over the Internet and through distributors who sell shrink-wrapped versions. CyPost's website, www.cyost.com, offers a full description of its products and the chance for viewers to make a "cyber-purchase " of its software. In addition, consumers are able to purchase products directly from popular online retail sites such as www.beyond.com, www.egghead.com, www.cdw.com, and www.futureshop.com to name a few. CyPost has entered into a distribution agreement with Digital River, Inc., a company that provides proprietary software delivery technology to more than 2000 software publishers and online retailers. The Company has also negotiated with several distribution competitors of Digital River, Inc. who offer similar capabilities including ReleaseNow.com, NetSales, Inc. and ShopNow.com. The Company estimates that its Navaho products are currently available at more than 1000 secure websites.

      CyPost's acquisition strategy includes the acquisition of Internet Service providers with a target of acquiring an additional 50,000-100,000 subscribers to add to its approximately 20,000 existing subscribers. This network of service provider subscribers become a direct marketing and distribution channel for CyPost. The Company plans to market the Navaho family of products including Navaho Express (a promotional version of Navaho Lock with Voice) to the client base in early 2000. CyPost will also distribute a line of privacy and protection solutions through industry partnerships such as content management solutions and anti-virus protection.

      Further to the ISP distribution network, the Company plans to secure a relationship with a major advertising firm to work as representatives of the aforementioned Navaho Express, the promotional version of the Navaho products. This relationship will leverage the advertising firm's client base and their need for one to one marketing tools.

Status of any publicly announced new product or service.

      Navaho Lock: Navaho Lock software enables consumers to send and receive secure email and attachments such as documents, spreadsheets, digital sound files, and business presentation. The program is intuitive, simple to operate, and exceptionally fast. The product's unique combination of features include: full integration with all major e-mail programs; built-in file compression for faster transmission times; a user-friendly GUI (Graphical User Interface); and CyPost's exclusive "drag-and-drop" feature that enables users to encrypt and compress files simply by dragging and dropping them into an encryption field. Users can select the strength of privacy protection according to their needs, by simply specifying 40-, 56-, 112-, 128-, or 3DES 168-bit encryption algorithms.

      Navaho Lock is available for purchase at www.cypost.com and over 1000 secure distribution sites on the Internet. This product has received favorable product reviews from PC Magazine, Portable Computing, Secure Computing Magazine, CNN Interactive, and PC World Online.

      Navaho Lock version 2.4 uses private key, or symmetric key, encryption. Many regard this as superior to public key encryption. In comparison, the largest-selling competing software relies on an "asymmetric" method of encryption commonly known as "public/private key". In a public/private key approach, a publicly available algorithm is used in combination with two corresponding private keys that generally must be issued by a third party. Not only is public key encryption notoriously slow (approximately 1,000 times slower than symmetrical encryption), but the approach also exposes users to the additional costs and risks involved in relying on a third party to verify the identity of the sender.

      Navaho Lock with Voice: Currently in the final stages of beta testing, Navaho Lock with Voice software is the successor to Navaho Lock v2.4. Incorporating all the features of CyPost's original product, Navaho Lock with Voice allows the user to send and receive compressed and encrypted document packages, as well as private voice messages, over the Internet. It is expected to be released in the 1st quarter of 2000.

Summary of new features include:

      o     Ability to send and receive encrypted Voice E-mail

      o     Addition of a shredder for securely deleting data from the hard disk

      o A new and improved streamlined user interface for greater ease of use

      o     Numerous changes to increase user productivity and maximize usage

            Navaho Viewer: Navaho Viewer provides an alternative for those consumers not wanting to purchase the full working copy of Navaho Lock, but who require the ability to read encrypted files sent to them by friends or colleagues. Navaho Viewer is available for download free at CyPost's web site and numerous web sites on the Internet.

            Navaho ZipSafe: The third product in CyPost's Navaho family of security and encryption software, Navaho ZipSafe, was released in March 1999. The file-security software, designed to ensure the privacy of data on laptops and home PCS, is an extension of CyPost's Navaho product line.

      Utilizing the same advanced encryption and compression technology used in Navaho Lock and offering comparable ease-of-use features (including a user-friendly GUI and similar "drag-and-drop" methodology), ZipSafe has the ability to encrypt and then condense files by as much as 70% in a matter of seconds. This product enables users to secure all computer files, folders, and directories on a local hard drive such as that found on a laptop computer. Navaho ZipSafe is available on a free thirty (30) day trial basis.

            Navaho Express: The promotional version of the single user Navaho product, Navaho Express offers a unique one to one marketing opportunity for any business concerned about their clients' privacy and protection. This product integrates the functionality of Navaho Lock with Voice and a promotional HTML window allowing the sponsor company to communicate offers and promotions directly to their client base.

      Competition-Encryption Software

            CyPost's Navaho line of privacy and protection solutions face competition from a number of rival products. The largest and most noteworthy competitors are: Network Associates Inc., InvisiMail International Ltd., and OpenSoft Corporation. The following table compares these products to Navaho Lock, version 2.4. Based on Navaho Lock's superior functionality and easy-to-use features (including its file compression capability, "drag-and-drop" routine, and user-friendly interface), CyPost believes that Navaho Lock is well positioned to compete successfully in the marketplace.

      Competitive Comparisons

                            Product Comparison Table


  FEATURE        NAVAHO LOCK 2.4   PGP 6.5           RPK INVISIMAIL Deluxe
MAILSECURE 2.4
   Company       CyPost Corp.      Network          InvisiMail          Baltimore
                                   Associates       Intl.               Technologies

   Price         $39.95            $39.95           $49.95              $49.95

   Key


   Strength      40/168 bit        1024-4906 bit    607-1279 bit        128/2048 bit
                 secret key        public key       public key          public key

   Target
   user          Single, Multi     Single, Multi    Single, Multi       Single

   Exportable
   outside U.S.  Y                 Y                N                   N

   Encryption
   Method        Symmetric         Asymmetric       Asymmetric          Asymmetric

   File
   Compression   Y                 N                Y                   N

   Drag & Drop
   Encryption    Y                 Y                N                   N

   Evaluation
   Version
   Available     Y                 Y                Y                   Y

   Attachment

   Feature       Y                 Y                Y                   Y

           Key Lengths With Similar Resistance to Brute-Force Attacks

     Symmetric Key Length     Public Key Length

        56 bits                     384 bits
        64 bits                     512 bits
        80 bits                     768 bits
       112 bits                     1792 bits
       128 bits                     2304 bits
       168 bits                     3840+ bits

                       Comparison of Competitor Companies

            Network Associates Inc. (Nasdaq: NETA), a public company headquartered in Santa Clara, California is the world's largest independent network security and management software company, and the tenth largest independent software company with more than 30 million users worldwide, $612 million in revenue in fiscal 1997, and over 1,500 employees worldwide.

            Network Associates has the largest market share of email encryption software. Its PGP Personal Privacy software program is the most well known email encryption software program currently on the market. PGP Personal Privacy's unique selling proposition is they use the strongest encryption available in the United States using PGP's strong public/private key technology with at least 128 bit keys. It was voted as the easiest email encryption program to use in the September 1998 issue of PC World Magazine. PGP Personal Privacy ($39.95) is available for purchase at the Network Associates web site as well as most Internet shareware download sites.

      Notable differences between PGP Personal Privacy and Navaho Lock with Voiceare encrypted voice email, document shredding, a Drop area which allows for one-step drag and drop file encryption, built in file compression, and use of symmetric key encryption which is faster and less cumbersome to set up than public/private key.

      Baltimore Technologies (London Stock Exchange: BLM), a public company headquartered in Dublin, Ireland develops and markets security products and services for a wide range of e-commerce and enterprise applications. Its products include Public Key Infrastructure (PKI) systems, cryptographic toolkits, security applications and hardware cryptographic devices.

      The company was formed in December 1998 by the merger of two companies, Baltimore Technologies and Zergo Holdings plc. BALTIMORE now employs over 500 people across over twenty global locations, and reported Unaudited pro forma group revenues for the 12 months to 31 December 1998 of $30 million

      Baltimore's email encryption software, named MailSecure is an S/MIME plugin for Microsoft email clients, Lotus Notes and Eudora. Unlike Navaho Lock, MailSecure is based on public key infrastructure technology.

      InvisiMail International Ltd., founded in 1997, specializes in secure Internet commerce and communications solutions for a wide range of applications. Developed using RPK Security, Inc.'s core technology, the RPK Encryptonite Engine(tm), the InvisiMail range of products supports secure message-based applications including Client Services, E-Commerce, and EDI.

      InvisiMail International Ltd., email encryption program called InvisiMail Deluxe automatically encrypts and decrypts e-mail using 607- 1279bit public/private key encryption and signs files using DSA Digital File Signing. The program was selected in the September 1999 issue of PC Magazine as the Editors Choice for email encryption.

      Based on Navaho Lock with Voice's superior functionality and easy-to-use features (including encrypted voice email, document shredding, file compression capability, one-step "drag-and-drop" encryption, and user-friendly interface), CyPost believes that Navaho Lock with Voice is well positioned to compete successfully in the marketplace.

      Market - ISP Division

            CyPost Network of Service Providers: Through ISP acquisitions, CyPost has established approximately 20,000 subscribers to date. The Company hopes to acquire a target of 50,000 to 100,000 ISP customers. Its goal is not to establish itself as a competitor of the large service providers, including telecommunication and cable companies, but rather to establish a niche market in response to the growing concerns for privacy and protection. The CyPost network offers a range of services including web hosting, connectivity, custom programming, roaming services, web design and e-commerce solutions. These services will be extended to include privacy and protection solutions such as the previously mentioned content management and anti-virus solutions as well as a number of other testing and solution consulting services for network security issues, such as testing the integrity of client networks. The company has negotiated an arrangement with UUNet Canada to provide connectivity across the country and plans to enter into a similar arrangement in the U.S. These agreements allow the CyPost Network of Service Providers to offer subscribers the convenience that larger Service Providers can offer while maintaining focus on excellent customer service and solutions to protect their privacy rather than merely providing points of connectivity.

      Competition - ISP Division

            The CyPost Network of Service providers operates in the extremely competitive Internet services market. The fragmented U.S. consumer ISP market has been dominated to date by approximately seven companies. According to a July 1999 report by Cahners In-Stat Group however, the market share of the dominant players in the U.S. consumer ISP market is being threatened by new business models. The report cites despite the enormous marketing dollars allocated to advertising, AOL's market share slipped 2.8% between the final quarter of 1997 and the first quarter of 1999, while MSN saw its marketshare drop by more than half during the same period.

            Moreover, the report notes that during 1998 the combined subscriber base for non-traditional service providers grew 137 percent, compared to only 37 percent growth among traditional ISPs (including AOL, MSN, Mindspring, Earthlink, Prodigy, and Flashnet).

            The Company fully anticipates over the next several years consolidation within the ISP market leading to two or three well-known, large national ISP's. It is not CyPost's intent to compete head to head with these large ISP's but to compete in the growing security niche markets by providing value-added privacy and protection solutions in addition to providing connectivity to business and individuals.

            Our competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. The Company competes directly or indirectly with the following types of companies:

            - established online services, such as America Online, the Microsoft Network, Earthlink and Prodigy;

            -     local, regional and national ISPs;

            -     national telecommunications companies, such as AT&T and GTE;

            -     regional Bell operating companies; and

            -     online cable services.

            Competition in the future is likely to increase and we believe this will happen as diversified telecommunications and media companies acquire ISPs, and as ISPs consolidate into larger, more competitive entities. Competitors may bundle other services and products with Internet connectivity services, potentially placing the CyPost Network of Service providers at a significant competitive disadvantage. In addition, competitors may charge less than we do for Internet services, forcing us to reduce and/or prevent us from raising our fees. Subsequently future revenue growth and earnings may suffer.

      Government Regulation

            The Company believes that the design features of the Navaho products are unique in connecting to existing Crypto Service Providers and using them without itself containing any direct encryption coding. Because of this feature, the Navaho products fall outside of government regulations such as the munition or export laws that previously restricted other forms of software encryption programs. The term "crypto service provider" is short for "cryptographic service provider" and refers to the computer language by which cryptographic standards and algorithms are implemented or used. Different "crypto service providers " use different programming assumptions and data formatting protocols. Thus one software encryption program may work well one type of crypto service provider but not necessarily work well with another type. The result is that it is difficult to design encryption software that will be readily compatible with the widely varying crypto service provider formats/protocols which are in use today in today's digital communication environment. In contrast, CyPost's "Navaho" family of Software Products is readily compatible with a broad range of provider formats/protocols.

      Dependence on Key Customers

      The Company derives the bulk of its revenues from its ISP operations and as such enjoys the benefit of a broadly diversified customer base of approximately 115,000 located throughout the Canadian and Pacific Northwest and in Japan.

      With respect to its direct software sales which comprise a small percentage of its business, approximately 1.5 % of its 1999 revenues, the Company has derived a significant portion of its software sales revenues from its Preferred Provider Contract with the Canadian Bar Association, British Columbia branch. Under this Agreement reached in March 1999, the Bar Association will license 250 copies of Navaho Lock and Navaho ZipSafe. In addition, clients of these bar members will be able, for a fee, to license their own versions of these programs.

            The Company is actively seeking to broadly market its products and has taken a number of steps to actively market its products including use of a variety of print and communications media to build consumer awareness such as direct mailings, featured appearances of Company personnel on various television and radio shows broadcast in the U.S. and Canada (Caspar Weinberger's World Business Review, Dave Chalk's Computer Show; Dotto's Cafe, CKNW radio and CKWX radio), and features in selected magazines (Security Magazine, PC Magazine Online, Portable Computing, PC Magazine OnLine, Portable Computing , Computer Paper, and Canadian Bar). The Company has hired a director of marketing and anticipates hiring a director of sales in the near future.

      Research and Development

            The Company has abandoned its former development of the CyPost Terminal, a type of communications software designed to operate on a remote terminal network. Since December 1998, the Company has focused its research and development efforts on refinements and/or improvements to its Software Products. The Company has introduced six (6) versions of its "Navaho" encryption software during 1999. It is currently developing English and other language versions of the "Yabumi" Instant Messaging software which it acquired when it bought Playa Corporation in February of 2000. Any monies expended on research and development will be absorbed directly by the Company and cannot be "passed through" to customers in the form of any "cost plus" type of contract.

      The 1999 Acquisitions and the Company's Broadened Strategic Focus

            The Company has acquired five (5) internet service providers during 1999.

            Acquisition of Hermes Net Solutions, Inc. and Intouch Internet Inc.:
      Effective June 30, 1999, the Company purchased all the issued and outstanding shares of Hermes Net Solutions, Inc. for a purchase price of $510,204 USD. The consideration for this purchase consisted of cash of $435,374 USD and an assumption of a deferred cash payment of $74,830 USD. Also effective June 30, 1999, the Company purchased all the issued and outstanding shares of Intouch.Internet Inc. for a purchase price of $304,081 USD. The consideration for this purchase consisted of cash of $275,510 USD and the issuance of 6,570 pre-split, or 9,855 post-split, common shares valued at $28,571 USD. Both acquisitions have been accounted for by the purchase method of accounting. In both acquisitions, the net assets acquired consisted primarily of goodwill and customer lists which will be amortized over three years on the straight line basis.

            Acquisition of NetRover Inc. and NetRover Office Inc.: On October 4, 1999, the Company purchased all the issued and outstanding shares of NetRover Inc. and NetRover Office Inc. for a purchase price of $2,717,826 USD. The purchase price of $2,717,826 USD was satisfied by a cash payment of $2,000,000 USD, the issue of 219,000 post-split common shares, and an assumption of a deferred cash payment of $68,027 USD which, subject to certain adjustments, is due on December 4, 1999. These purchases have been accounted for under the purchase method of accounting.

            Acquisition of Connect Northwest Internet Services, LLC and Internet Arena, Inc.: On October 24, 1999, the Company purchased the assets of the business of Connect Northwest for a net purchase price of $1,320,000 USD. The purchase price was satisfied by a cash payment of $660,000 USD and the issuance of 147,985 of the Company's common shares. On November 9, 1999, the Company purchased the assets of the business of Internet Arena for a purchase price of $600,000 USD. The purchase price was satisfied by a cash payment of $172,500 USD, the issuance of 100,698 of the Company's post-split common shares, and a deferred cash payment of $57,500 USD due in January, 2000. These purchases have been accounted for under the purchase method of accounting.

            ISP's provide several complementary features to CyPost's business strategy. CyPost gains the advantage of an existing client base who, it is hoped, will become significant purchasers of encryption products while the ISP gains the ability to work hand-in-hand with an encryption services provider. Also, much of an ISP's business is service-based and it is hoped will provide predictable cash flows. CyPost has undertaken negotiations to license software which will protect against virus transmission at the ISP level and is developing programs to regulate content and provide "Family Safe Surfing"at the Server level.

            The Recent Acquisition of Playa Corporation and the Company's Expansion into Japan

            CyPost is also actively seeking further opportunities to ally with ISP's and other cyber-businesses both within North America and abroad. On February 22, 2000, the Company concluded the purchase of Playa Corporation, the developers of YABUMI instant messaging and e-greeting technologies. YABUMI is based in Japan and with its 95,000 current users offers a promising opportunity for both community-building as well as rolling out an integrated and private solution for instant messaging using the existing messaging technology as the base. The purchase price was $3,000,000 with $300,000 being paid in cash with the balance to be paid in shares.

      The Yabumi website at Yabumi.com currently generates over 500,000 visitors per month and offers several "value added" communications services. Yabumi "Instant Messaging" Software allows users to instantly receive ecommunications by way of a desktop notification. This allows message recipients to bypass the need for frequent checking of email mailboxes and permits "real time messaging". The Yabumi software to do this, Yabumi v.2.1, is available via a free download and can be downloaded in approximately 2 minutes or less by a user using a 56K modem. In keeping with CyPost's design philosophy, the software is easy to install and its user interface is extremely "user friendly". In addition to its ease of use, the program also features real time chat line capabilities and will easily allow attachment of files and URL's. The number of Yabumi users has grown by approximately 25% during the last 3 months of 1999 and CyPost anticipates that an additional 100,000 Japanese users may be added by the end of 2000. Yabumi is particularly popular among young Japanese woman who are a demographically important group for marketing purposes. The Company has recently introduced a MacIntosh-compatible version of its "Instant Messaging Software" as well as a "Business to Business" version designed for use in a networked computing environment.

      CyPost believes that the Yabumi software can be readily "localized" for use in English- language and other cultural settings. The task of translating and making the software compatible with existing CyPost technolgicy. has already begun and will use both internal and outsourced software development personnel. CyPost anticipates that English-language versions of the Yabumi technology will be developed during the first six months of 2000 and will be available for product introduction during the second half of 2000.

      Item 2. Description of Property.

      The Company entered into a net lease with respect to its new office premises located at 900-1281 West Georgia St.,Vancouver, British Columbia (the "Premises") for approximately 6500 square feet of office space. The term of the lease is for 60 months and ends on June 1, 2005. The monthly rent under this lease is $12,171 CDN$ or approximately $7,911 USD. The Company believes that it could secure comparable office space in the event that it needed to do so.

      Item 3. Legal Proceedings.

      On June 11, 1999, Canada Post Corporation filed a Statement of Claim in the Federal Court of Canada in which it sought injunctive and unspecified monetary relief for the allegedly "improper use by the Company of certain marks and names which contain the component "post". On October 18, 1999, the Company filed its Defence and Counterclaim. In a motion heard November 24, 1999, Canada Post Corporation challenged certain parts of the Counterclaim and the Federal Court reserved judgment. There has been no pre-trial discovery and no trial date has been set.

      On May 25, 1999, the Company filed a statement of Claim in the BC Court seeking a declaration that the public notice of Canada Post Corporation's adoption and use of CYBERPOSTE and CYBERPOST on November 18, 1998 and December 9, 1998 respectively, did not affect the Company's use of CYPOST and EPOST as trade-marks and trade-names prior to said dates. The Company sought summary judgment for such a declaration and on September 14, 1999, the BC Court rejected summary judgment on the basis that no right of the Company was being infringed and that a trial of the issues was more appropriate. The rejection is pending appeal. There has been no pre-trial discovery (except to the extent that some was done as part of the summary judgment application) and no trial date has been set.

      Item 14: Submission of Matters to a Vote of Security Holders.

      There were no matters submitted during the fourth quarter of fiscal 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

       Item 5. Market Price for Common Equity
               and Related Shareholder Matters.

      1. (a) The Issuer's Common Stock is listed on the National Association of Securities Dealers, Inc. Electronic Bulletin Board under the trading symbol of "POST". The Common Stock became listed on September 21, 1998. Prior to that time, there had been no trading in the Issuer's Common Stock. Pending the resolutions of comments previously received in the ordinary course from the SEC when it filed its Form 10-SB Registration Statement, the OTC "Bulletin Board" has placed an "E" symbol on the Company's stock. The Company has filed an Amendment No. 1 to its Form 10-SB with the SEC. The Company, its attorneys and accountants have submitted their responses to these SEC comments and are awaiting processing of them by the SEC. The Company is required to resolve these comments with the SEC before April 14, 2000 in order to retain its OTC Bulletin Board eligibility. Should these comments not be resolved by such time, the Company's Common Stock will be removed from the OTC and will be traded in the "pink sheets" which is generally regarded as a less liquid trading forum. The Company will be able to reapply for listing on the OTC as soon as it resolved all comments with the SEC.

            Accordingly, the high and low bid prices for the Issuer's Common Stock for each quarter since its date of listing, as reported by National Quotation Bureau, LLC, are as follows:

               QUARTER              HIGH BID PRICE     LOW BID PRICE
               -------              --------------     -------------

          1999 Q4 (10/01-12/31)        $6.50               $3.00

          1999 Q3 (7/1-9/30)           $8.25               $3.00

          1999 Q2 (4/1 -6/30)          $3.00               $1.78

          1999 Q1 (01/01 - 03/31)      $1.78               $0.83

          1998 Q4 (10/01- 12/31)       $0.89               $0.05

            These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

      (b) The approximate number of record holders of the Issuer's Common Stock according to its transfer agent is 74. Included in this number are shares held by Cede & Co., the nominee for Depository Trust Company, a stock clearing house for financial institutions. The Issuer has not contacted stock brokerage firms shown on the Issuer's stock transfer records to determine the number of beneficial holders whose stock is held in "street name", or the name of the brokerage house with which a shareholder's account is maintained.

            (c) The Issuer has not paid any cash dividends on its Common Stock, nor does it intend to do so in the foreseeable future. Under the General Corporation Law of the State of Delaware, the Issuer may only pay dividends out of capital and surplus, or out of certain delineated retained earnings, all as defined in the General Corporation Law. There can be no assurance that the Issuer will have such funds legally available for the payment of dividends in the event that the Issuer should decide to do so.

            (d) On June 30, 1999, the Company issued 6,570 pre-split, or 9,855 post-split shares of its common stock to the former owners of InTouch.Internet, Inc. as partial payment for the Company's acquisition of that company. These shares were issued under the Section 4(2) exemption for transactions by an issuer not involving a public offering under the Securities Act.

            On August 13, 1999, the Company issued 1,000,000 pre-split, or 1,500,000 post-split, shares of its common stock to Blue Heron Venture Fund Ltd ("Blue Heron") pursuant to Regulation S under the Securities Act. No underwriting commissions, fees, or discounts were paid in connection therewith.

            On September 29, 1999, the Company agreed to issue 219,000 post split shares of its common stock to the former owners of NetRover, Inc. The shares issued in the Net Rover transaction were disclosed in the 8-K Report filed by the

      Company on October 2, 1999. The shares issued in the Net Rover acquisition were issued pursuant to the Section 4(2) Securities Act statutory exemption for transactions by an issuer not involving a public offering.

            On October 26, 1999, the Company issued 147,985 shares of its common stock to the former owners of Connect Northwest Internet Services LLC as partial payment for the Company's acquisition of that entity. These shares were issued under the Section 4(2) Securities Act exemption for transactions by an issuer not involving a public offering.

            On November 4, 1999 the Company issued 3,000,000 shares of its common stock to Blue Heron in consideration of which Blue Heron cancelled indebtedness owing from the Company in the aggregate principal amount of $3,000,000 together with accrued interest. These shares were issued directly to Blue Heron pursuant to Regulation S under the Securities Act and no underwriting commissions, fees or discounts were paid in connection therewith.

            On November 9, 1999, the Company issued 20,140 shares of its common stock to the former owners of Internet Arena, Inc. as partial payment for the Company's acquisition of that entity. These shares were issued under the Section 4(2) Securities Act exemption for transactions by an issuer not involving a public offering.

      Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The statements contained in this Report on Form 10-SB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

      General: End of development stage activities and commencement of business operations

            Cypost produces and markets computer privacy protection technologies and provides Internet conductivity to business and residential customers. From the Company's inception date until approximately mid-March of 1999, the Company was considered a development stage enterprise. Since that time, the Company has (i) publicly marketed six (6) software encryption products under its "Navaho" trademark, (ii) acquired five U.S. and Canadian Internet service providers during the year ending December 31, 1999, and (iii) acquired Playa Corporation, the developers of "Yabumi" Japanese-language instant messaging and greeting card services, with an existing customer base of 95,000 customers.

The Company's results of operations for the year ending December 31, 1999 should be viewed with considerable caution due to the following factors:

      1) Results of operations for the year ending December 31, 1999 do not reflect a full year's worth of operating performance but rather nine (9) months of operations as the Company only commenced substantial business operations in the second quarter of 1999.

      2) The Company completed five (5) acquisitions of ISP's and most of its revenues are based on these. The future growth rate of the present customer base cannot be predicted with certainty and it is not certain that the Company will be able to continue its strategy of expansion by acquisition.

      3) Inherent in any acquisitions are costs which arise from integration of operations into the Company's existing business operations. Many of these may be viewed as one-time, non- recurring charges which are not likely to be repeated in future performance periods.

Due to these factors, the 1999 results of operations discussed below may not be an accurate indication of future performance. In addition, comparison of results for the year ended December 31, 1999 with those for the year ended December 31, 1998 are difficult to make due to the basic dissimilarity between a developing stage company and a company that has commenced substantial business operations.

      Results of operations for the year ended December 31, 1999 and for the year ended December 31, 1998.

      The Company commenced substantial business operations during the second quarter of 1999 and its revenues are attributed to operations during that time frame. These revenues are attributable virtually entirely to the operations of the various Internet service providers which the Company acquired during the year ending December 31, 1999. The Company generated revenues of $1,020,347 for the year ended December 31, 1999. It had no revenues for the prior year when the Company was entirely a development stage company.

      Direct costs of $563,118 representing 55% of revenues were incurred for the year ended December 31, 1999 resulting in a gross margin of $457,229 (45%) for the year. Net loss before interest expense of $2,278,623 for the year reflect primarily the effect of a small revenue base which was insufficient to cover administrative expenses, salaries and benefits and development expenses. The Company hopes to achieve profitable operations through a combination of adding additional ISPs through acquisition and through the addition of value added services in its ISPs, as well as the realization of operating economies as its various acquired businesses are integrated into the Company.

      Liquidity and capital resources

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $4,491,123 for the year ending December 31, 1999 versus $428,773 for the year ending December 31, 1998. Although expense items included non-cash charges of $2,731,270 (amortization and depreciation charges of $518,770 and interest expenses of $2,212,500), the Company has not generated positive cash flow from operations. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

      Although the Company's cash position at December 31, 1999 had improved to $415,779, as compared to $47,212 at December 31, 1998, the improvement in cash position can be attributed to loans made to the Company by Blue Heron Venture Fund, Ltd. These loans were made under agreements with that lender under which the Company may draw up to $16 million in unsecured loans. These loans bear interest at 8% per annum and are payable on demand. The outstanding portion of these loans are convertible into Common Stock of the Company at prices ranging, at present, from $1.00 to $2.50 per share. The lender is free to withdraw this line of credit at any time, and since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of its lender to forebear from demanding payment. The Company believes that its lender will continue to refrain from demanding payment for the immediately foreseeable future, but it is under no obligation to do so. Should the Company's lender demand payment the Company would be required to seek financing from other sources. It does not believe that bank borrowing would be available to it under present circumstances, and there can be no assurance that the necessary financing could be obtained from other sources. Even if the necessary funding were available, it might be available only on terms which management would not find acceptable.

      Item 7. Financial Statements.

      Registrant's Consolidated Financial Statements as of December 31, 1999 and for the year ending December 31, 1999, and the independent auditor's report of Arthur Andersen LLP, independent public accountant, with respect thereto, appear in pages F1 -F16 of this Report on Form 10-KSB.

      Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            None. As disclosed in the 8-K filed on October 19, 1999, CyPost has engaged Arthur Andersen LLP to act as its auditor.

                                    Part III

      Item 9. Directors, Executive Officers, Promoters and Control Persons;Compliance with Section 16(a) of the Exchange Act.

            Directors of the Company serve for a term of one year or until their successors are elected. Officers are appointed by, and serve at the pleasure of, the Board. Profiles of the current Directors and Executive Officers of the Issuer are set forth below:

      Robert Sendoh, 47, Director and Chief Executive Officer

            Mr.Sendoh acted as a Director throughout 1999 and in January, 2000 succeeded to the position of Chief Executive Officer formerly occupied by Steven Berry. Bob has successfully conceived and operated three separate companies and brings a wealth of business knowledge and financial understanding to the Company. After receiving his B.A. in Economics from Meiji University in Tokyo in 1973, he founded KKG Incorporated, a project planning and development firm, also located in Tokyo, Japan. KKG Incorporated was responsible for the planning and construction of major shopping centers, golf courses and residential complexes around the world.

      Dissatisfied with the lack of spreadsheet and product management software for businesses, Bob developed his own, as well as implementing a highly efficient security and communication system to maintain and expand the reputation of his company. After moving to Vancouver, Canada in 1991, Bob started his own sailing school, Windvalley Sailing School, which now has franchises located in Singapore and Japan. He is currently an Instructor/Director, and Evaluator with the International Sail and Power Association, a non-profit organization.

            Rounding out his business expertise, Bob is also a co-owner of EPPE Sportswear, which manufactures and markets their high quality snowboarding apparel internationally.

      Carl Whitehead, 28, Director and Head of Strategic Acquisitions and Partnerships

            During the period 1996-99, Carl was a corporate officer and director in Mushroom Innovations, Inc. and ePost Innovations, Inc., two technology-oriented companies the latter of which was acquired by CyPost. Between 1993-97 he was the founder and owner of Futuresite Productions, a computer service company which supplies, maintains, and services, home and business computers in the lower mainland. Specializing in the Windows95 environment and TCP/IP protocols he naturally embraced this opportunity to develop CyPost into a competitive leader in the software industry. Carl has completed secondary business courses in accounting and finance.

      James T. Johnston, 59, Director.

            Mr. Johnston joined our Board in order to fill the vacancy created by the resignation of Steve Berry. Mr. Johnston is, and has been, a licensed pilot for Canadian Airlines for 34 years and an airline Captain for 28 years. Mr. Johnston has been active in representing the airline pilot's union in a number of capacities and has been involved in several high-level contract negotiations.

            Steven M. Berry, 40, acted as Director, Chief Executive Officer and President during 1999. Mr. Berry resigned from all positions, including directorships, held with CyPost and its subsidiaries on January 17, 2000 citing personal reasons for his departure.

      Item 10. Executive Compensation.

            Steven M. Berry became Chief Executive Officer and Chief Operating

      Office in January of 1999 and received an annual salary of $120,000. Mr. Berry had previously rendered consulting services to the Company prior to his formal installation as Chief Executive Officer and President. In connection with his agreement to become Chief Executive Officer, Mr. Berry was awarded 400,000 pre-split, or 600,000 post-split shares. Prior to that time, Carl Whitehead exercised primary executive responsibilities. Neither Mr. Whitehead nor any other executive officer received cash compensation in excess of $100,000 for the years 1997 and 1998. For the year ending December 31, 1998, Mr. Whitehead received cash compensation and expense reimbursement of $10,000.

            Mr. Robert Sendoh currently serves without pay as Chief Executive Officer of the CyPost. In addition, all directors currently serve without pay.

            Item 11. Security Ownership of Certain Beneficial Owners and
                     Management.

      (a)  Security Ownership of Certain Beneficial Owners.

            The following information relates to those persons known to the Issuer to be the beneficial owner of more than five percent (5%) of the Common Stock, par value $.001 per share, the only class of voting securities of the Issuer outstanding.

                               Name and                 Amount and
   Title of                      Address of               Nature of                       Percentage
     Class                       Beneficial Owner          Beneficial Ownership              of Class*
   Common Stock, par value    Kelly Shane Montalban       6,062,550 Million shares               29.9%
   $0.001 per share           P.O Box 700,                direct and indirect beneficial
                              British Columbia VON 2EO    ownership

      * Based on 20,246,692 shares issued and outstanding. Mr. Montalban's holdings indicated above include shares owned by Blue Heron Venture Fund Ltd. and Pacific Gate Capital Fund, the beneficial ownership of which is attributed to Mr. Montalban.

      ----------

            The Company has not contacted stock brokerage firms holding shares of the Company's Common Stock in "street name" to determine whether there are additional substantial shareholders of the Company. 4,311,432 shares or 21.29% of the Common Stock outstanding is held in the name of Cede & Co., a nominee for Depository Trust Company, a stock clearing house servicing financial institutions.

      (b)   Security Ownership of Management.

            The number of shares of Common Stock of the Issuer owned by the Directors and Executive Officers of the Issuer is as follows:

                               Name and                 Amount and
   Title of                      Address of               Nature of                       Percentage
     Class                       Beneficial Owner          Beneficial Ownership              of Class*
   Common stock, par value    Carl Whitehead                327,000 shares                       1.62%
   $0.001 per share           20 Oceanview Road             direct ownership
                              Vancouver, British
                              Columbia VON 2EO

    Common stock, par value   Robert Sendoh                 330,000 shares                       1.63%
    $0.001 per share          990 Beach Avenue, #304        direct ownership
                              Vancouver, British
                              Columbia V6Z 2N9

                  All Officers and Directors (2 persons):               657,000 shares                     3.24%

      ----------

      * Based on 20,246,692 shares issued and outstanding. Forward-Looking Statements

      Item 12. Certain Relationships and Related Transactions.

            On September 17, 1997, CyPost purchased all of the shares of ePost Canada Inc., a corporation organized, controlled, and operated by Mr. Whitehead. At the time of the negotiation and the actual purchase of these shares, Mr. Whitehead was not affiliated with CyPost and was neither an officer, director, nor a shareholder of CyPost. As a result of that transaction, Mr. Whitehead became a substantial shareholder in CyPost, and subsequent to that transaction became an officer and a Director of CyPost.

            On September 18, 1998, CyPost acquired, through a stock purchase, Communications Exchange Management, Inc., a corporation indirectly controlled by Mr. Whitehead. At the time of this transaction, Mr. Whitehead was an officer, Director and large shareholder of CyPost. The transaction was approved by a majority of CyPost's Directors. The Company issued 4,180,000 shares of common stock valued at $0.04 per share for an aggregate consideration of $4,180 in asset cost and has charged operations with an additional $167,200 as compensation expense. The Company acquired all the issued stock of Communications Exchange Management and its assets consisting of source code written for data encryption software, personal information management and electronic mail functionality along with the intellectual property rights to a number of other projects.

            CyPost has secured financing through its issuance of certain 8 % Demand Notes payable to Blue Heron Venture Capital Fund Ltd. ("Blue Heron"), a corporation in which Kelly Shane Montalban is deemed to have an "indirect pecuniary" interest as a result of Mr. Montalban's status as investment adviser for Blue Heron. The Demand Notes are unsecured and are convertible into common stock at such terms as may be agreed upon by the holder and the obligor. Between May and June of 1999, at a time when CyPost had virtually no operating revenues, it obtained $1 Million in financing through issuance of these Demand Notes. These Demand Notes were later converted into common shares with $ 1 Million of principal and associated accrued interest being converted at a price of $1 per share. Between July and November of 1999, the Company executed various further demand notes with similar terms and in November 1999, an aggregate principal amount of $3 Million together with associated accrued interest was converted at a price of $1 per share. Each borrowing and the execution of the associated Demand Note was approved by a disinterested majority of Directors.

      In connection with its February 2000 acquisition of Playa Corporation, CyPost borrowed an additional $300,000 from Blue Heron, the terms of which are substantially similar to those described above.

      Item 13. Exhibits List and Reports on Form 8-K.

      (a)  Exhibit No.          Description
           -----------          -----------

             2                  Certificate of Incorporation of Registrant*


             2.1 Certificate of Amendment to Certificate of Incorporation of Registrant *

             2.2                Amended and Restated Certificate of
                                Incorporation *

             2.3                ByLaws *

             6.1                Preferred Supplier Agreement with Canadian
                                Bar Association **

             6.2                Lease re: CyPost headquarters (W. Georgia St.)
                                (Omitted - will be supplied on request)

             8.1                Acquisition Agreement dated as of
                                September 17, 1997 between the Issuer and

                                ePost Canada *

             8.2 Share Purchase Agreement dated as of October 29,1998 between the Issuer and Mushroom Innovations, Inc.*

             8.3 Share Purchase Agreement dated as of June 30, 1999 regarding acquisition of Hermes Net Solutions Inc. shares *

             8.4 Share Purchase Agreement dated as of June 30, 1999 regarding acquisition of
                                InTouch.Internet Inc. shares *

             21                 List of Subsidiaries

             23                 Consent of Arthur Andersen LLP, Certified
                                Public Accountants

             27                 Financial Statement Schedule

      *Incorporated by reference from the Registration Statement on Form 10-SB filed with the Commission on July 19, 1999.

      **Incorporated by reference from Amendment No. 1 to the Registration Statement on Form

10-SB filed with the Commission on March 9, 2000.

      (b) The Registrant filed the following 8-K Reports during the last quarter of 1999:

            1. October 12, 1999 re: acquisition of Net Rover Inc. and Net Rover
               Office Inc.

(Item 2)

            2. October 19, 1999 re: change in Registrant's Certifying Accountant

(Item 4)

            3. November 12, 1999 re: acquisition of Connect Northwest Services
               LLC assets

(Item 2)

                                   SIGNATURES

            In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CYPOST CORPORATION


      Date: March 31, 2000                   By: /s/
                                             ----------------------------
                                             Robert Sendoh
                                             Chief Executive Officer

CyPost Corporation

Consolidated Financial Statements
December 31, 1999

Together with Auditors' Report

================================================================================
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
================================================================================

To the Shareholders of
CyPost Corporation:

We have audited the accompanying consolidated balance sheet of CYPOST CORPORATION (a Delaware corporation) as of December 31, 1999 and the related consolidated statements of operations, cash flows and shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CyPost Corporation as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has incurred operating losses since its inception and requires additional financing to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

The consolidated financial statements of CyPost Corporation as of December 31, 1998 and for the periods ended December 31, 1998 and 1997 were audited by another auditor whose report dated March 12, 1999 expressed an unqualified opinion with an explanatory going concern paragraph on those statements.

Vancouver, British Columbia
March 23, 2000.

                               CYPOST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31,1999 AND 1998
                                 (U.S. Dollars)

                                                                      1999                 1998
                                                                  -----------          -----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $   415,779          $    47,212
  Accounts receivable, net of allowance for
    doubtful accounts of $34,000 (1998-$Nil)                          233,188                   --
  Prepaids and deposits                                               173,319               27,998
  Other assets                                                         69,389               28,657
                                                                  -----------          -----------
                                                                      891,675              103,867

PROPERTY AND EQUIPMENT, net                                           599,582               22,330
GOODWILL AND OTHER INTANGIBLES, net of
  amortization of $458,758 (1998-$Nil)                              5,036,785                   --
                                                                  -----------          -----------

                                                                  $ 6,528,042          $   126,197
                                                                  -----------          -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                               $   849,300          $    11,090
   Accrued liabilities                                                133,937
   Loans                                                              875,000
   Deferred revenue                                                   626,143
                                                                  -----------          -----------
                                                                    2,484,380               11,090
                                                                  -----------          -----------

SHAREHOLDERS' EQUITY
   Share capital
      Authorized
         5,000,000 preferred stock with a par value of $.001
         30,000,000 common stock with a par value of $.O01
      Issued and outstanding
         Nil preferred stock
         20,327,038 common stock (1998- 13,264,500)                    20,327               13,264
   Paid-in capital                                                  8,960,121              530,616
   Deficit                                                         (4,919,896)            (428,773)
   Currency translation adjustment                                    (16,890)                  --
                                                                  -----------          -----------
                                                                    4,043,662              115,107
                                                                  -----------          -----------
                                                                  $ 6,258,042          $   126,197
                                                                  -----------          -----------

Approved by the Directors:


_______________________________ Director


_______________________________ Director


The accompanying notes are an integral part of these consolidated financial statements.

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (U.S. Dollars)

                                                                                         Period From
                                                                                         September 5,
                                                   Year Ended         Year Ended           1997 to
                                                   December 31,       December 31,       December 31,
                                                       1999               1998                1997
                                                   ------------       ------------       ------------
REVENUE                                            $  1,020,347       $         --       $         --
DIRECT COSTS                                            563,118                 --                 --
                                                   ------------       ------------       ------------
                                                        457,229                 --                 --
                                                   ------------       ------------       ------------
EXPENSES
   Selling, general and administrative                2,007,779            422,540                 --
   Amortization and depreciation                        518,770              6,233                 --
   Development                                          209,303                 --                 --
                                                   ------------       ------------       ------------
                                                      2,735,852            428,773                 --
                                                   ------------       ------------       ------------
                                                     (2,278,623)          (428,773)                --

INTEREST EXPENSE                                      2,212,500                 --                 --
                                                   ------------       ------------       ------------
NET LOSS                                           $ (4,491,123)      $   (428,773)      $         --
                                                   ------------       ------------       ------------

LOSS PER SHARE, basic and diluted                  $      (0.28)      $      (0.06)      $         --
                                                   ------------       ------------       ------------
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                15,823,957          7,720,603            961,644
                                                   ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. Dollars)

                                                                                                     Period From
                                                                                                     September 5,
                                                                Year Ended        Year Ended           1997 to
                                                                December 31,      December 31,       December 31,
                                                                   1999              1998                1997
                                                               -----------        -----------        -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES
      Net loss                                                 $(4,491,123)       $  (428,773)       $        --
      Add items not affecting cash
         Amortization and depreciation                             518,770              6,233                 --
         Interest expense                                        2,212,500                 --                 --
         Compensation expense                                           --            189,200                 --
                                                               -----------        -----------        -----------
                                                                (1,759,853)          (233,340)                --

      Changes in non-cash operating
         accounts
            Accounts receivable                                    (90,017)                --                 --
            Prepaids and deposits                                 (109,550)           (27,998)                --
            Other assets                                           (15,972)           (24,477)                --
            Accounts payable                                       583,787              9,125              1,965
            Accrued liabilities                                     61,417                 --                 --
            Deferred revenue                                       149,921                 --                 --
                                                               -----------        -----------        -----------
                                                                (1,180,267)          (276,690)             1,965
                                                               -----------        -----------        -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
      Acquisitions of businesses, less cash
         therein of $115,953                                    (3,612,066)                --                 --
    Property and equipment purchases                              (270,100)           (10,833)           (17,730)
                                                               -----------        -----------        -----------
                                                                (3,882,166)           (10,833)           (17,730)
                                                               -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Loan                                                       4,875,000                 --                 --
      Sale of common stock                                         556,000            330,500             20,000
                                                               -----------        -----------        -----------
                                                                 5,431,000            330,500             20,000
                                                               -----------        -----------        -----------

INCREASE IN CASH                                                   368,567             42,977              4,235
CASH, beginning of period                                           47,212              4,235                 --
                                                               -----------        -----------        -----------
CASH, end of period                                            $   415,779        $    47,212        $     4,235
                                                               -----------        -----------        -----------
CASH PAID DURING THE PERIOD FOR
   Interest                                                    $        --        $        --        $        --
   Income taxes                                                         --                 --                 --

The accompanying notes are an integral part of these consolidated financial statements.

                               CYPOST CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (U.S. Dollars)

                                                                     Common Stock         Additional
                                                               ------------------------     Paid-in
                                                                 Number       Amount        Capital        Deficit         Total
                                                              -----------   -----------   -----------    -----------    -----------
Incorporation date, September 5, 1997
    Issued for acquisition of ePOST Innovations, Inc.           3,000,000   $     3,000   $    (1,000)   $        --    $     2,000
    Issued on sale of units                                       600,000           600        19,400             --         20,000
                                                              -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1997                                      3,600,000         3,600        18,400             --         22,000
    Issued on sale of units                                     2,400,000         2,400        77,600             --         80,000
    Issued for cash                                                57,000            57        18,943             --         19,000
    Issued for legal services                                      22,500            22         7,478             --          7,500
    Issued for acquisition of Communication
      Exchange Management, Inc.                                 6,270,000         6,270       165,110             --        171,380
    Issued for exercise of warrants                               915,000           915       243,085             --        244,000
    Net loss                                                           --            --            --       (428,773)      (428,773)
                                                              -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1998                                     13,264,500        13,264       530,616       (428,773)       115,107
    Issued for acquisition of InTouch.Internet Inc.                 9,855            10        28,515             --         28,525
    Issued for acquisition of NetRover Inc.
      and NetRover Office Inc.                                    219,000           219       679,324             --        679,543
    Issued for acquisition of Connect Northwest                   147,985           148       659,852             --        660,000
    Issued for acquisition of Internet Arena                       20,140            20        59,980             --         60,000
    Issued for loan conversion                                  4,500,000         4,500     3,995,500             --      4,000,000
    Issued for exercise of warrants                             2,085,000         2,085       553,915             --        556,000
    Subscribed for acquisition of Internet Arena                   80,558            81       239,919             --        240,000
    Net loss                                                           --            --     2,212,500     (4,491,123)    (2,278,623)
                                                              -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1999                                     20,327,038   $    20,327   $ 8,960,121    $(4,919,896)   $ 4,060,552
                                                              ===========   ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               CYPOST CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                 (U.S. Dollars)

1.    NATURE OF OPERATIONS AND GOING CONCERN

      CyPost Corporation was formed on September 5, 1997 under the laws of the State of Delaware and its head office is located in Vancouver, Canada. CyPost Corporation and its subsidiaries (the "Company") generate revenues from value-added protected internet connection services, web-site hosting, advertising sales, promotional opportunities, and sales of privacy and protection products. The Company's activities also include determining the feasibility of encryption software products, beginning initial programming and product development, conducting market research, and undertaking various private placement offerings. The Company emerged from the development stage in 1999 and commenced revenue generating activities.

      The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses before interest expense of approximately $2.7 million for the period from inception September 5, 1997 to December 31, 1999, has a working capital deficiency, and requires additional financing for its business operations. As of December 31, 1999, the Company has $11.1 million of funding available which can be drawn against a promissory note agreement with a lender; however, the lender has the option, at any time, to withdraw its offer to lend this amount.

      The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its software products, and market penetration and profitable operations from its internet connection services. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. Management is also pursuing acquisitions of other businesses with existing positive cash flows. In addition, management is working on attaining cost and efficiency synergies by consolidating the operations of the businesses acquired.

      These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, as described above, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

      If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

                               CYPOST CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                 (U.S. Dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Consolidation

      The consolidated financial statements include the accounts of CyPost Corporation and its subsidiaries. The principal subsidiaries, all of which are wholly owned, include ePost Innovations Inc., NetRover Inc., NetRover Office Inc., Hermes Net Solutions Inc. and InTouch.Internet Inc.

      Foreign Currency Translation

      The functional currency of the Company is U.S. dollars. Balance sheet accounts of international self-sustaining subsidiaries, principally Canadian, are translated at the current exchange rate as of the balance sheet date. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of shareholders' equity.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Financial Instruments

      The Company has, where appropriate, estimated the fair value of financial instruments. These fair value amounts may be significantly affected by the assumptions used, including the discount rate and estimates of cash flow. Accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. Where these estimates approximate carrying value, no separate disclosure of fair value is shown.

      Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives using the straight-line method over a period of five years. Maintenance and repairs are charged against operations and betterments are capitalized.

      Earnings (Loss) per Share

      Earnings (loss) per share has been computed in accordance with SFAS 128. Basic earnings (loss) per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the respective periods. Diluted earnings
      (loss) per share is computed similarly, but also gives effect to the impact that convertible securities, such as warrants, if dilutive, would have on net earnings (loss) and average common shares outstanding if converted at the beginning of the year. The effects of potential common shares such as warrants would be antidilutive in each of the periods presented in these financial statements.

      The number of shares used in calculating basic and diluted earnings (loss) per share is 15,823,957 for 1999 (1998- 7,720,603).

                               CYPOST CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                 (U.S. Dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Revenue Recognition and Deferred Revenue

      The Company's primary source of revenue is earned from internet connection services. For contracts which exceed one month, revenue is recognized on a straight-line basis over the term of the contract as services are provided. Revenues applicable to future periods are classified as deferred revenue.

      Selling and Marketing Costs

      Selling and marketing costs are expensed as incurred.

      Software Development Costs

      Under SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. No software development costs have been capitalized by the Company to date.

      Goodwill and Other Intangible Assets

      Intangible assets consist primarily of customer lists and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the intangible assets which is estimated to be three years.

      The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

      Income Taxes

      The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using currently enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

      Reclassifications

      Certain reclassifications have been made to conform prior years' figures to the current year presentation.

                               CYPOST CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                 (U.S. Dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Accounting for Derivative Instruments and Hedging Activities

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", issued in August 1999, postpones for one year the mandatory effective date for adoption of SFAS No. 133 to January 1, 2001.

      The Company does not currently engage in derivative trading or hedging activities; hence, SFAS No. 133 and SFAS No. 137 will not have a material impact on its financial position or results of operations.

      Stock-Based Compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation under a fair value based method. Alternatively, stock-based employee compensation can be accounted for under APB No. 25, "Accounting for Stock Issued to Employees", under which no compensation is recorded.

      The Company has not granted any stock-based compensation for any of the periods presented in these financial statements.

      Pensions and Other Postretirement Benefits

      SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106", revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful.

      The Company does not offer any pension or other postretirement benefits.

      Recent Accounting Pronouncements

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The implementation of SOP 98-1 does not have a material impact on the Company's financial position or results of operations.

                               CYPOST CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                 (U.S. Dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The implementation of SOP 98-5 does not have a material impact on the Company's financial position or results of operations.

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

3.    ACQUISITIONS

      During 1999, the Company completed a number of business and asset acquisitions. These acquisitions are accounted for using the purchase method, and accordingly, these consolidated financial statements include the results of operations from the date of acquisition of each respective business.

      NetRover Inc. and NetRover Office Inc.

      On October 4, 1999, the Company acquired all of the shares of NetRover Inc. and NetRover Office Inc. for Cdn. $4 million (U.S. $2.7 million). The consideration for the purchase included cash of Cdn. $3 million (U.S. $2 million) and 219,000 shares of common stock for Cdn. $1 million (U.S. $680,000). NetRover Inc. and NetRover Office Inc. are based in Toronto, Canada.

      The purchase included goodwill and other intangibles of Cdn. $4.2 million (U.S. $2.9 million) which will be amortized on a straight-line basis over its estimated useful life of three years.

      Hermes Net Solutions Inc.

      On June 30, 1999, the Company acquired all of the shares of Hermes Net Solutions Inc. for cash consideration of Cdn. $777,000 (U.S. $528,000). Hermes Net Solutions Inc. is based in Vancouver, Canada.

      The purchase included goodwill and other intangibles of Cdn. $644,000 (U.S. $437,000) which will be amortized on a straight-line basis over its estimated useful life of three years.

      InTouch.Internet Inc.

      On June 30, 1999, the Company acquired all of the shares of InTouch.Internet Inc. for Cdn. $428,000 (U.S. $293,000). The consideration for the purchase included cash of Cdn. $386,000 (U.S. $265,000) and 9,855 shares of common stock for a value of $42,000 (U.S. $28,000). InTouch.Internet Inc. is based in Vancouver, Canada.

      The purchase included goodwill and other intangibles of Cdn. $470,000 (U.S. $322,000) which will be amortized on a straight-line basis over its estimated useful life of three years.

                               CYPOST CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                 (U.S. Dollars)

3.    ACQUISITIONS (Continued)

      Internet Arena

      On November 9, 1999, the Company purchased certain assets and liabilities of the business of Internet Arena for $600,000. The consideration for the purchase included cash of $242,000, amount payable of $58,000 and 100,698 shares of common stock for a value of $300,000. As of December 31, 1999, 20,140 shares of common stock were issued and the remaining 80,558 were issued subsequent to year end. Internet Arena is based in Oregon, United States.

      The purchase included goodwill and other intangibles of $536,000 which will be amortized on a straight-line basis over its estimated useful life of three years.

      Connect Northwest

      On October 27, 1999, the Company purchased certain assets and liabilities of the business of Connect Northwest for $1.4 million. The consideration for the purchase included cash of $670,000, amount payable of $70,000 and 147,985 shares of common stock for a value of $660,000. Connect Northwest is based in Washington State, United States.

      The purchase included goodwill and other intangibles of $1.3 million which will be amortized on a straight-line basis over its estimated useful life of three years.

      During 1998 and 1997, the Company completed two business acquisitions which are described below.

      ePOST Innovations, Inc.

      On September 17, 1997, the Company acquired ePOST Innovations, Inc., a wholly-owned subsidiary of Mushroom Innovations, Inc. ("Mushroom"). The Company and Mushroom have officers and directors in common.

      The Company issued 3,000,000 shares of common stock to Mushroom in consideration for all of the issued and outstanding shares of ePost Innovations, Inc. The shares of common stock were valued at $.001 per share for an aggregate consideration of $2,000. The Company acquired all the rights, title and interest to all the assets owned by ePost Innovations, Inc., and those assets consisted of proprietary knowledge of various computer software products under development by ePost Innovations, Inc.

      The transaction has been accounted for as a related party transfer and is accounted for using historic costs with the recording of the net assets acquired at their historical book value.

      Communication Exchange Management, Inc.

      On September 18, 1998, the Company acquired Communication Exchange Management, Inc. ("CEM"), a subsidiary of Mushroom. The Company issued 6,270,000 shares of common stock valued at $0.027 per share for consideration of $171,380 for all of the issued and outstanding stock of CEM. $167,200 of the purchase price was designated as compensation.

      The transaction has been accounted for as a related party transfer and is accounted for using historic costs with the recording of the net assets acquired at their historical book value.

                               CYPOST CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                 (U.S. Dollars)

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                   1999             1998
                                              -------------     -------------

      Office and computer equipment           $   1,008,405     $      28,563
         Less- Accumulated depreciation            (408,823)           (6,233)
                                              -------------     --------------

                                              $     599,582     $      22,330
                                              =============     =============

5.    GOODWILL AND OTHER INTANGIBLES

      Goodwill and other intangibles consist of the following:

                                                   1999             1998
                                              -------------     -------------

      Customer lists                          $   3,663,000     $          --
      Goodwill                                    1,832,543                --
                                              -------------     -------------

                                                  5,495,543                --
         Less- Accumulated amortization            (458,758)               --
                                              -------------     -------------

                                              $   5,036,785     $          --
                                              =============     =============

6.    LOANS

      During 1999, the Company borrowed $4,875,000 pursuant to two promissory note agreements. The loans are unsecured, bear interest at 8% per annum, and the principal and accrued interest are due on demand. The lender may elect to convert the loans into shares of common stock of the Company as follows:

                                               Shares
                                    -----------------------------
                   Principal         Pre-Split         Post-Split
                 -------------      -----------       -----------
                 $   1,000,000        1,000,000         1,500,000
                     3,000,000        2,000,000         3,000,000
                       875,000          437,500           656,250

      At the commitment dates of the promissory notes, the conversion prices were less than the fair values of the common stock, hence a beneficial conversion feature is attached to these convertible notes. The amount of this beneficial conversion feature is $2,212,500 and has been recorded as interest expense for the year ended December 31, 1999.

                               CYPOST CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                 (U.S. Dollars)

6.    LOANS (Continued)

      During 1999, $4,000,000 of loans were settled by the issuance of common stock. At December 31, 1999, the loans balance is $875,000. Subsequent to year end, the Company borrowed an additional $625,000 against the promissory note.

      Subsequent to year end, the lender has offered to lend a further $10,000,000 to the Company under similar terms except that the loans are convertible to 4,000,000 shares of common stock at a conversion price of $2.50 per share. The lender has the option to withdraw its offer to lend any amount of the $10,000,000 at any time.

7.    SHARE CAPITAL

      Authorized Stock

      The Company is authorized to issue:

      (a) 30,000,000 shares of common stock at a par value of $0.001 per share.

      (b) 5,000,000 shares of preferred stock at a par value of $.001 per share. The Board of Directors of the Company has the authority, without further action by the holders of the outstanding shares of common stock, to issue shares of preferred stock from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series. The designations, rights and preferences of any shares of preferred stock would be set forth in a Certificate of Designation which would be filed with the Secretary of State of the State of Delaware.

      Share Split

      On September 24, 1999, the Company effected a three-for-two subdivision of its shares of common stock. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to give effect to this subdivision.

      Common Stock Subscribed

      As at December 31, 1999, the Company is obligated to issue 80,558 shares of common stock as consideration for the purchase of the assets of Internet Arena. Share capital and paid-in capital include $81 and $239,919, respectively, in respect of these common stock.

                               CYPOST CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                 (U.S. Dollars)

7.    SHARE CAPITAL (Continued)

      Sale of Units and Warrants

      In 1997, the Company offered for sale to persons who qualified as "accredited investors" as defined under Regulation D promulgated by the Securities and Exchange Commission 2,000,000 units at $0.05 per unit. Each unit consists of one share of the Company's common stock and one warrant to purchase one share of common stock at $0.27 per share.

      In 1997, the Company sold 400,000 units for aggregate consideration of $20,000. In 1998, the Company sold an additional 1,600,000 units for aggregate consideration of $80,000 less offering expenses of $20,000.

      During 1998, the Company issued 915,000 shares of common stock through the exercise of 610,000 warrants for aggregate consideration of $244,000. As of December 31, 1998, 1,390,000 warrants were outstanding. These warrants were exercised for 2,085,000 shares of common stock during 1999 and at December 31, 1999, there are no warrants outstanding.

      Private Placement

      Pursuant to a private placement pursuant to Rule 504 of Regulation D, the Company offered on March 26, 1998, 57,000 shares of common stock at $0.33 per share. As of April 30, 1998, the Company sold an aggregate 57,000 shares of common stock for an aggregate consideration of $19,000. On April 30, 1998, the Company sold 22,500 shares of common stock pursuant to Rule 504 of Regulation D to Kaplan Gottbetter and Levenson, LLP in consideration for $7,500 in legal fees valued at $0.33 per share.

8.    INCOME TAXES

      In accordance with SFAS 109, "Accounting for Income Taxes", income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement reporting and the tax bases of the assets and liabilities, and are measured at the enacted tax rates that will be in effect when the differences are expected to reverse. Such differences principally arise from the timing of income and expense recognition for accounting and tax purposes.

      The application of SFAS 109 does not have any material effect on the assets, liabilities, or operations for the periods presented in these consolidated financial statements. Deferred tax assets arising from the Company's net operating loss carryforwards have been fully offset by a valuation allowance.

                               CYPOST CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                 (U.S. Dollars)

8.    INCOME TAXES (Continued)

      At December 31, 1999, the Company has net operating loss carryforwards for income tax purposes of approximately $600,000 which are available to offset future taxable income. The Company's utilization of these carryforwards may be restricted due to changes in ownership of subsidiaries during the year. The components of the deferred tax asset as of December 31, 1999 and 1998 are as follows:

                                                     1999             1998
                                                -------------     -------------

      Net operating loss carryforwards          $     270,000     $      82,000
         Less- Valuation allowance                    270,000            82,000
                                                -------------     -------------

                                                $         --      $          --
                                                =============     =============

9.    COMMITMENTS

      The Company leases office space and equipment, and its lease payments in the next five years and thereafter are as follows:

      2000                                $   1,236,000
      2001                                    1,091,000
      2002                                      293,000
      2003                                      122,000
      2004                                      109,000
      Thereafter                                 55,000
                                          -------------
                                          $   2,906,000
                                          =============

                               CYPOST CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                 (U.S. Dollars)

10.   PRO FORMA DISCLOSURES ON BUSINESS COMBINATIONS (UNAUDITED)

      As described in Note 3, the Company completed various business and asset acquisitions during 1999. The following presents unaudited pro forma financial information as though each of the transactions occurred on January 1, 1999. Unaudited pro forma statement of operations in respect of the businesses acquired in 1999 for the year ended December 31, 1998 are not materially different from the amounts reported below.

      Pro Forma Condensed Statement of Operations for the Year Ended December 31, 1999

                                                         CyPost           Hermes            InTouch         NetRover
                                                     -------------     -------------    -------------     ------------
      Revenue                                        $      13,000     $     428,000    $     322,000     $   1,812,000

      Net income (loss)                                 (4,050,000)           24,000           35,000           138,000

                                                                         Internet           Connect
                                                                           Arena           Northwest          Total
                                                                       -------------    -------------     -------------

      Revenue                                                          $     537,000    $     653,000     $   3,765,000

      Net income (loss)                                                      (53,000)         (90,000)       (3,996,000)

      Loss per share                                                                                              (0.25)

11.   NON-CASH INVESTING AND FINANCING ACTIVITIES

      Loans of $4 million were converted into shares of common stock of the Company.

12.   SUBSEQUENT EVENT

      Acquisition of Playa Corporation

      On February 23, 2000, the Company completed the acquisition of Playa Corporation (a Japan company), developer of Yabumi instant messaging and e-greeting card services. The acquisition totals $3 million, comprised of $300,000 in cash and $2.7 million in the Company's shares of common stock.