Form 10QSB/A
period 1999-09-30
CYPOST CORP
filed 2000-04-17
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                   FORM 10-QSB

   (Mark One)
       |X|      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: September 30, 1999

       |_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                EXCHANGE ACT

            For the transition period from _______________ to __________________

            Commission file number____0-26751___________________________________

                               CyPost Corporation
                  --------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Delaware                                       98-0178674
-----------------------------------             --------------------------------
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

                               CYPOST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                 (U.S. Dollars)



                                                      ASSETS

CURRENT ASSETS
    Cash                                                                                                  $   2,414,094
    Accounts receivable                                                                                         121,019
    Prepaid expenses                                                                                             49,144
    OTHER                                                                                                        97,204
                                                                                                          -------------

                                                                                                              2,681,461

PROPERTY AND EQUIPMENT, net                                                                                     148,156

GOODWILL AND OTHER INTANGIBLES                                                                                  751,208
                                                                                                          -------------

                                                                                                          $   3,580,825

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                                              $     351,106
    Loans

2,650,000

    DEFERRED REVENUE                                                                                             75,283
                                                                                                          -------------

                                                                                                              3,076,389

SHAREHOLDERS' EQUITY
    Share capital
       Authorized

          5,000,000 preferred stock with a par value of $.001
          30,000,000 common stock with a par value of $.001
       Issued and outstanding
          Nil preferred stock

          16,859,355 common stock                                                       $      16,859
    Additional paid in capital                                                              3,832,346
    Deficit                                                                                (3,364,269)
    CUMULATIVE TRANSLATION ADJUSTMENT                                                          19,500           504,436
                                                                                        -------------     -------------
                                                                                                          $   3,580,825

The accompanying notes are an integral part of this consolidated financial statement.

                               CYPOST CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
  FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (U.S. Dollars)

                                                            Three Months Ended                  Nine Months Ended
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                     -------------------------------    -------------------------------
                                                          1999             1998              1999             1998
                                                     -------------     -------------    -------------     -------------
REVENUE                                             $      185,670     $     -           $    197,068     $     -

DIRECT COSTS                                                49,275           -                49,275            -
                                                     -------------     -------------    -------------     -------------

                                                           136,395           -                147,793           -
                                                     -------------     -------------    -------------     -------------
EXPENSES

    SELLING, GENERAL AND ADMINISTRATIVE                    432,521            34,840        1,167,442           153,004
    DEVELOPMENT                                            114,339           -                142,010           -
    AMORTIZATION AND DEPRECIATION                           13,040           -                 19,071             2,852
                                                     -------------     -------------    -------------     -------------
                                                           559,900            34,840        1,328,523           155,856
                                                     -------------     -------------    -------------     -------------
                                                          (423,505)          (34,840)      (1,180,730)         (155,856)

INTEREST EXPENSE                                         1,378,000           -              1,908,000           -
                                                     -------------     -------------    -------------     -------------

NET LOSS                                                (1,801,505)          (34,840)      (3,088,730)         (155,856)

DEFICIT, BEGINNING OF PERIOD                            (1,562,764)         (121,016)        (275,539)          -
                                                     -------------     -------------    -------------     -------------

DEFICIT, END OF PERIOD                               $  (3,364,269)    $    (155,856)   $  (3,364,269)    $    (155,856)
                                                     =============     =============    =============     =============

LOSS PER SHARE, BASIC AND DILUTED                    $       (0.18)    $       (0.01)   $       (0.31)    $       (0.04)
                                                     =============     =============    =============     =============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                            9,957,851         4,156,839        9,957,851         4,156,839
                                                     =============     =============    =============     =============


The accompanying notes are an integral part of this consolidated financial statement.

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (U.S. Dollars)

                                                            Three Months Ended                  Nine Months Ended
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                     -------------------------------    -------------------------------
                                                          1999             1998              1999             1998
                                                     -------------     -------------    -------------     -------------
CASH FLOWS FROM
    OPERATING ACTIVITIES
       NET LOSS                                      $  (1,801,505)    $     (34,840)   $  (3,088,730)    $    (155,856)
       Add items not affecting cash
          AMORTIZATION                                      13,040           -                 19,071             2,852
          INTEREST EXPENSE                               1,378,000           -              1,908,000           -
                                                     -------------     -------------    -------------     -------------
                                                          (410,465)          (34,840)      (1,161,659)         (153,004)
                                                     -------------     -------------    -------------     -------------

    CHANGE IN NON-CASH OPERATING ACCOUNTS                  (68,978)            2,298           69,000               387
                                                     -------------     -------------    -------------     -------------
                                                          (479,443)          (32,542)      (1,092,659)         (152,617)
                                                     -------------     -------------    -------------     -------------
CASH FLOWS FROM
    INVESTING ACTIVITIES
       PROCEEDS (PURCHASE) OF CAPITAL ASSETS               (34,169)              644          (55,194)          (18,360)
       Acquisition of Hermes Net
          SOLUTIONS, INC.                                   -                -               (445,112)          -
ACQUISITION OF INTOUCH.INTERNET INC.                        -                -               (197,917)          -
       PURCHASE OF OTHER ASSETS                            (69,477)          -                (54,220)          -
                                                     -------------     -------------    -------------     -------------

                                                          (103,646)              644         (752,443)          (18,360)
                                                     -------------     -------------    -------------     -------------
CASH FLOWS FROM
    FINANCING ACTIVITIES
    LOAN REPAYMENT                                         (66,841)          -                 -                -
    LOAN PROCEEDS                                        2,770,450           -              3,670,450           -
    ISSUANCE OF SHARES                                      -                 44,000          556,000           185,000
    Change in cumulative

       TRANSLATION ADJUSTMENT                              (14,466)           (2,162)         (14,466)           (2,847)
                                                     -------------     -------------    -------------     -------------
                                                         2,689,143            41,838        4,211,984           182,153
                                                     -------------     -------------    -------------     -------------
INCREASE IN CASH                                         2,106,054             9,940        2,366,882            11,176
CASH, BEGINNING OF PERIOD                                  308,040             5,103           47,212             3,867
                                                     -------------     -------------    -------------     -------------
CASH, END OF PERIOD                                  $   2,414,094     $      15,043    $   2,414,094     $      15,043
                                                     =============     =============    =============     =============

SUPPLEMENTAL DISCLOSURE:

(a) For the nine months ended September 30, 1999, the Company settled $1,000,000 of loans by issuing 1,500,000 shares of common stock.

The accompanying notes are an integral part of this consolidated financial statement.

                               CYPOST CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (U.S. Dollars)



                                                                                     Additional
                                                              COMMON STOCK             Paid-in
                                                        -------------------------
                                                           NUMBER       AMOUNT        CAPITAL        DEFICIT            TOTAL
                                                        -----------   -----------   -----------    -----------    -----------

Incorporation date, September 5, 1997
    Issued for acquisition of ePOST Innovations, Inc.     3,000,000   $     3,000   $    (1,000)   $      --      $     2,000

    ISSUED ON SALE OF UNITS                                 600,000           600        19,400           --           20,000
                                                        -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1997                                3,600,000         3,600        18,400           --           22,000
    Issued on sale of units                               2,400,000         2,400        77,600           --           80,000
    Issued for cash                                          57,000            57        18,943           --           19,000
    Issued for legal services                                22,500            22         7,478           --            7,500
    Issued for acquisition of
     Communication Exchange
     Management, Inc.                                     6,270,000         6,270        (2,090)          --            4,180
    Issued for exercise of warrants                         915,000           915       243,085           --          244,000
    Offering expenses                                          --            --         (20,000)          --          (20,000)
    NET LOSS                                                   --            --            --         (275,539)      (275,539)
                                                        -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1998                               13,264,500        13,264       343,416       (275,539)        81,141
    Issued for acquisition of InTouch.Internet Inc.           9,855            10        28,515           --           28,525
    Issued for loan conversion                            1,500,000         1,500       998,500           --        1,000,000
    Issued for exercise of warrants                       2,085,000         2,085       553,915           --          556,000
    Beneficial conversion feature on loans                     --            --       1,908,000           --        1,908,000
    NET LOSS                                                   --            --            --       (3,088,730)    (3,088,730)
                                                        -----------   -----------   -----------    -----------    -----------

BALANCE, SEPTEMBER 30, 1999                              16,859,355   $    16,859   $ 3,832,346    $(3,364,269)   $   484,936
                                                        ===========   ===========   ===========    ===========    ===========


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

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses before interest expense of approximately $1.5 million for the period from inception September 5, 1997 to September 30, 1999, has a working capital deficiency at September 30,1999, and requires additional financing for its business operations. As of September 30, 1999, the Company has $2.3 million of funding available which can be drawn against a promissory note agreement with a lender.

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

      CONSOLIDATION

      The consolidated financial statements include the accounts of CyPost Corporation and its subsidiaries. The principal subsidiaries, all of which are wholly owned, include ePost Innovations Inc., Hermes Net Solutions Inc. and InTouch.Internet Inc.

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (U.S. Dollars)

1.    BASIS OF PRESENTATION (CONTINUED)

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

      FINANCIAL INSTRUMENTS

      The Company has, where practicable, estimated the fair value of financial instruments based on quoted market prices or valuation techniques such as present value of estimated future cash flows. These fair value amounts may be significantly affected by the assumptions used, including the discount rate and estimates of cash flow. Accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. Where these estimates approximate carrying value, no separate disclosure of fair value is shown.

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

1.    BASIS OF PRESENTATION (CONTINUED)

      REVENUE RECOGNITION AND DEFERRED REVENUE

      The Company's primary source of revenue is earned from internet connection services. For contracts which exceed one month, revenue is recognized on a straight-line basis over the term of the contract as services are provided. Revenues applicable to future periods are classified as deferred revenue.

      DIRECT COSTS

      Direct costs consist of telecommunications charges in respect of providing internet connection services to customers. These costs are expensed as incurred.

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

1.    BASIS OF PRESENTATION (CONTINUED)

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

1.    BASIS OF PRESENTATION (CONTINUED)

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

2.    ACQUISITIONS

      On June 30, 1999, the Company acquired all the shares of Hermes Net Solutions, Inc. for cash consideration of Cdn.$770,000 (U.S.$528,000).

      Also on June 30, 1999, the Company purchased all the shares of InTouch.Internet Inc. for Cdn.$428,000 (U.S.$293,000). The consideration for this purchase included cash of Cdn.$386,000 (U.S.$265,000) and 9,855 shares of common stock valued at Cdn.$42,000 (U.S.$28,000) as stated in the Share Purchase Agreement.

      Both acquisitions have been accounted for by the purchase method of accounting. In both acquisitions, the net assets acquired included goodwill and other intangibles which will be amortized on a straight line basis over its estimated useful life of three years. These financial statements include the results of operations of the two acquired businesses for the period from July 1, 1999 to September 30, 1999.

3.    SUBSEQUENT EVENTS

      ACQUISITION OF NETROVER INC. AND NETROVER OFFICE INC.

      On October 4, 1999, the Company purchased all the shares of NetRover Inc. and NetRover Office Inc. for Cdn.$4 million (U.S.$2.7 million). The consideration for the purchase included cash of Cdn.$3 million (U.S.$2 million) and 219,000 shares of common stock valued at Cdn.$1 million (U.S.$680,000) as stated in the Share Purchase Agreement. These purchases will be accounted for under the purchase method of accounting.

      ACQUISITION OF CONNECT NORTHWEST AND INTERNET ARENA

      On October 27, 1999, the Company purchased certain assets and liabilities of the business of Connect Northwest for $1.4 million. The purchase price was satisfied by a cash payment of $670,000, amount payable of $70,000 and the issuance of 147,985 shares of common stock valued at $660,000 as stated in the Asset Purchase Agreement.

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (U.S. Dollars)

3.    SUBSEQUENT EVENTS (CONTINUED)

      On November 9, 1999, the Company purchased certain assets and liabilities of the business of Internet Arena for $600,000. The consideration for the purchase included cash of $242,000, amount payable of $58,000 and 100,698 shares of common stock valued at $300,000 as stated in the Asset Purchase Agreement.

      These purchases will be accounted for under the purchase method of accounting.

4.    LOANS

      During the nine months ended September 30, 1999, the Company borrowed $3,650,000 pursuant to two promissory note agreements. The loans are unsecured, bear interest at 8% per annum, and the principal and accrued interest are due on demand. The lender may elect to convert the loans into shares of common stock of the Company as follows:

                                                              SHARES
                                                 -------------------------------
                                  PRINCIPAL         PRE-SPLIT       POST-SPLIT
                                -------------    -------------     -------------
                                $   1,000,000        1,000,000         1,500,000
                                    2,650,000        1,766,667         2,650,000

      At the commitment dates of the promissory notes, the conversion prices were less than the fair values of the common stock, hence a beneficial conversion feature is attached to these convertible notes. The amount of this beneficial conversion feature has been recorded as interest expense and additional paid-in-capital for $1,378,000 for the three months ended September 30, 1999 and $1,908,000 for the nine months ended September 30, 1999.

      During the nine months ended September 30, 1999, $1 million of loans were settled by the issuance of 1,500,000 shares of common stock valued at $1 million.

      At September 30, 1999, the loans balance is $2,650,000. The fair value of the loans at September 30, 1999 is not practicable to estimate because of the conversion features associated with the loans; accordingly, it is not possible to estimate the present value of the future cash flows with any reasonable degree of precision.

5.    SHARE CAPITAL

      Effective September 24, 1999, the Company effected a three-for-two subdivision of its shares of common stock. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to give effect to this subdivision.

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

      Although the Company's cash position as of September 30, 1999 had improved to $2,414,094, as compared to $47,212 as of December 31, 1998 and $308,040 as of June 30, 1999, the entire improvement in cash position was attributable to loans made to the Company by Blue Heron Venture Fund, Ltd. These loans were made under agreements with that lender under which the Company may draw up to $16 million in unsecured loans. These loans bear interest at 8% per annum and are payable on demand. They are convertible into Common Stock of the Company at prices ranging, at present, from $1.00 to $4.00 per share. If all loans outstanding as of September 30, 1999 were converted, the lender would be entitled to an aggregate of 5 million shares of such Common Stock. The lender is free to withdraw this line of credit at any time, and since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of its lender to forebear from demanding payment. The Company believes that its lender will continue to refrain from demanding payment for the immediately foreseeable future, but it is under no obligation to do so. Should the Company's lender demand payment the Company would be required to seek financing from other sources. It does not believe that bank borrowing would be available to it under present circumstances, and there can be no assurance that the necessary financing could be obtained from other sources. Even if the necessary funding were available, it might be available only on terms which management would not find acceptable.

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

Item 2. Changes in Securities

      On June 30, 1999, the Company issued 6,570 shares of its common stock to the former owners of InTouch.Internet, Inc. as partial payment for the Company's acquisition of that company.

      These shares were issued under the Section 4(2) exemption for transactions by an issuer not involving a public offering under the Securities Act of 1933, as amended (the "Securities Act").

      On August 13, 1999, the Company issued 1,500,000 shares of its common stock to Blue Heron Venture Fund Ltd ("Blue Heron"), as discussed in Item 3., pursuant to Regulation S under the Securities Act.

      On September 29, 1999, the Company agreed to issue 219,000 shares of its common stock to the former owners of NetRover, Inc. The shares issued in the Net Rover transaction were disclosed in the 8-K Report filed by the Company on October 2, 1999. The shares issued in the Net Rover acquisition were issued pursuant to the Section 4(2) Securities Act statutory exception for transactions which do not involve any public offering.

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

                                       CyPost Corporation
                                              (Registrant)


Date: April 14, 2000                 By: /s/ Steven Berry
                                           ----------------------------
                                       President and Treasurer

                                       By: /s/ Carl Whitehead
                                           ----------------------------
                                       Vice President and Secretary