Form 10KSB/A
period 1999-12-31
CYPOST CORP
filed 2000-04-17
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. ONE

                                       TO


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


         PRIOR TO THE FIRST QUARTER OF 1999, CYPOST WAS A DEVELOPMENT STAGE COMPANY. IT BEGAN OFFERING THE FIRST OF ITS SIX VERSIONS OF ENCRYPTION SOFTWARE FOR SALE DURING MARCH 1999. ON JUNE 30, 1999, IT COMPLETED THE FIRST OF ITS ACQUISITIONS OF INTERNET SERVICE PROVIDERS ("ISP'S"). SINCE THAT TIME, IT HAS ACQUIRED SEVERAL MORE ISP'S WHOSE REVENUES ACCOUNT FOR THE BULK OF THE COMPANY'S OPERATIONS. IN FEBRUARY 2000, CYPOST ACQUIRED PLAYA CORPORATION, A JAPANESE-BASED PROVIDER OF ELECTRONIC INSTANT MESSAGING SERVICES.

         Through various acquisitions, CyPost conducts its business through the subsidiaries listed on Exhibit 21.

      (b) Business of the Issuer.


      THE ISSUER IS A HOLDING COMPANY, THE PRINCIPAL ASSETS OF WHICH consist of the capital stock of CyPost USA, the capital stock of ePost Canada and the capital stock of the other subsidiaries listed on Exhibit 21. To date, the ISSUER, THROUGH ITS OPERATING SUBSIDIARIES, HAS BEEN LARGELY INVOLVED IN THREE separate, but complementary businesses, i.e.(i)the development and sale of software products using email encryption to enhance user security and convenience ("Software Products"), (ii) providing internet connection services TO SUBSCRIBERS AND (III) PROVIDING INSTANT MESSAGING AND ELECTONIC GREETING CARD SERVICES. (Unless otherwise qualified herein, the term "Company" shall be used to refer to the business operations of the Registrant and its consolidated SUBSIDIARIES.) THE COMPANY IS CURRENTLY SELLING THREE versions of its "Navaho" SOFTWARE ENCRYPTION PROGRAMS (NAVAHO LOCK 2.4, NAVAHO ZIPSAFE AND NAVAHO LOCK WITH VOICE) WHICH ENCOMPASSES THE FIRST THREE BUSINESS MODEL DESCRIBED BELOW, THE REMAINING BUSINESS MODEL IS IN THE INITIAL PLANNING STAGES AND SHOULD BE ROLLED OUT BY YEAR ENDING DECEMBER 31, 2000. The Company is developing or partnering with a number of companies to provide products and services to its INTERNET SERVICE PROVIDER CUSTOMERS THROUGH AN Application server model which promotes server level distribution of products rather than end user solutions. On February 23, 2000, the Company completed the acquisition of Playa Corporation developers of the "Yabumi" instant messaging and e-greeting card service. The "Yabumi" community of users numbers approximately 85,000 and is located PRIMARILY in Japan.

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

Distribution Method of Software Products and ISP Service.

      The CyPost family of Software Products are delivered both digitally over the Internet and through distributors who sell shrink-wrapped versions. CyPost's website, www.cypost.com, offers a full description of its products and the chance for viewers to make a "cyber-purchase " of its software. In addition, consumers are able to purchase products directly from popular online retail sites such as www.beyond.com, www.egghead.com, www.cdw.com, and www.futureshop.com to name a few. CyPost has entered into a distribution agreement with Digital River, Inc., a company that provides proprietary software delivery technology to more than 2000 software publishers and online retailers. The Company has also negotiated with several distribution competitors of Digital River, Inc. who offer similar capabilities including ReleaseNow.com, NetSales, Inc. and ShopNow.com. The Company estimates that its Navaho products are currently available at more than 1000 secure websites.

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

      Competitive Comparisons

                            Product Comparison Table

EATURE   NAVAHO LOCK 2.4   PGP 6.5  RPK INVISIMAIL Deluxe  MAILSECURE 2.4

Company CyPost Corp. Network InvisiMail Baltimore Associates Intl.Technologies

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

              Competition - Encryption Software

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


         THE 'NICHE' MARKET THAT THE COMPANY HOPES TO SERVE WILL FOCUS ON END TO END SECURE COMMUNICATION SERVICES AND SOLUTIONS FOR SMALL TO MEDIUM SIZED BUSINESSES. THESE CUSTOMERS TEND TO REQUIRE BOTH EXTRA HAND-HOLDING (WHICH LARGER TELECOMMUNICATION COMPANIES MAY NOT PROVIDE UNDER HIGH- VOLUME, LOW-COST SERVICE STRUCTURES) AND ADDITIONAL SERVICES (AS SMALLER COMPANIES ARE LESS LIKELY TO HAVE DEDICATED
         INDIVIDUALS TO MANAGE NETWORKING ISSUES, WEB PROGRAMMING, AND OTHER TECHNICAL ISSUES). CYPOST DOES NOT BELIEVE THAT LARGER ISPS WILL FAIL TO ADDRESS SECURITY ISSUES ALTOGETHER, BUT RATHER THE SMALLER COMPANIES WITH SPECIFIC SECURITY NEEDS, MAY BE OVERLOOKED. THE COMPANY ALSO BELIEVES THAT ITS RANGE OF PRODUCTS DUE TO ITS 'FOCUS' ON SECURITY WILL BE GREATER THAN THOSE OF THE LARGER ISPS WHO ARE UNDER MORE PRESSURE TO OBTAIN LARGER QUANTITIES OF SUBSCRIBERS, RATHER THAN CYPOST'S FOCUS ON FEWER CLIENTS BUT OFFERING MORE SERVICES TO EACH.


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

            DESPITE THE FACT THAT NON-TRADITIONAL ISP'S ARE GROWING MORE QUICKLY THAN TRADITIONAL ISP'S, MANY OBSERVERS ANTICIPATE OVER THE NEXT SEVERAL YEARS FURTHER CONSOLIDATION WITHIN THE ISP MARKET. RECENT MERGER ACTIVITY HAS SEEN BUSINESS COMBINATIONS BETWEEN AOL AND NETSCAPE; MCI WORLDCOM AND SPRING AND EARTHLINK AND MINDSPRING. It is not CyPost's intent to compete head to head with these large ISP's but to compete in the growing security niche markets by providing value-added privacy and protection solutions in addition to providing connectivity to business and individuals.

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

      Dependence on Key Customers


               THE COMPANY DERIVES THE BULK OF ITS REVENUES FROM ITS ISP AND ELECTRONIC MESSAGING OPERATIONS AND AS SUCH ENJOYS THE BENEFIT OF A BROADLY DIVERSIFIED CUSTOMER BASE OF APPROXIMATELY 115,000 LOCATED THROUGHOUT ONTARIO, THE CANADIAN AND PACIFIC NORTHWEST AND IN JAPAN.

               WITH RESPECT TO ITS DIRECT SOFTWARE SALES WHICH COMPRISED APPROXIMATELY 1.5% OF ITS 1999 REVENUES, THE COMPANY HAS DERIVED A SIGNIFICANT PORTION OF ITS SALES REVENUES FROM A "PREFERRED PROVIDER CONTRACT". UNDER THIS MARCH 1999 AGREEMENT, THE CANADIAN BAR ASSOCIATION, BRITISH COLUMBIA BRANCH will license 250 copies of Navaho Lock and Navaho ZipSafe. In addition, clients of these bar members will be able, for a fee, to license their own versions of these programs.


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

              The Company has hired a director of marketing and anticipates hiring a director of sales in the near future. In addition, during 1999 the Company has concluded acquisitions of five internet service providers. See "The 1999 Acquisitions and the Company's Broadened Strategic Focus".

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

      The 1999 Acquisitions and the Company's Broadened Strategic Focus


            THE COMPANY HAS ACQUIRED FIVE (5) Internet service providers during 1999.

            Acquisition of Hermes Net Solutions, Inc. and Intouch Internet Inc.:
      Effective June 30, 1999, the Company purchased all the issued and outstanding shares of Hermes Net Solutions, Inc. for a cash consideration of $528,000 USD. Also effective June 30, 1999, the Company purchased all the issued and outstanding shares of Intouch.Internet Inc. for a purchase price of $293,000 USD. The consideration for this purchase consisted of cash of $265,510 USD and the issuance of 6,570 pre-split, or 9,855 post-split, common shares valued at $28,000 USD. Both acquisitions have been accounted for by the purchase method of accounting. In both acquisitions, the net assets acquired consisted primarily of goodwill and customer lists which will be amortized over three years on the straight line basis.

            Acquisition of NetRover Inc. and NetRover Office Inc.: On October 4, 1999, the Company purchased all the issued and outstanding shares of NetRover Inc. and NetRover Office Inc. for a purchase price of $2,700,000

             USD. The purchase price was satisfied by a cash payment of $2,000,000 USD, and the issue of 219,000 post-split common shares valued at $680,000 USD. These purchases have been accounted for under the purchase method of accounting.

            Acquisition of Connect Northwest and Internet Arena: On October 24, 1999, the Company purchased the assets of the business of Connect Northwest for a net purchase price of $1,400,000 USD. The purchase price was satisfied by a cash payment of $670,000 USD and the issuance of 147,985 of the Company's common shares. On November 9, 1999, the Company purchased the assets of the business of Internet Arena for a purchase price of $600,000 USD. The purchase price was satisfied by a cash payment of $242,000 USD, the issuance of 100,698 of the Company's post-split common shares, and a deferred cash payment of $58,000 USD due in January, 2000. These purchases have been accounted for under the purchase method of accounting.


          ISP's provide several complementary features to CyPost's business strategy. CyPost gains the advantage of an existing client base who, it is hoped, will become significant purchasers of encryption products while the ISP gains the ability to work hand-in-hand with an encryption services provider. ALSO, MUCH OF AN ISP'S BUSINESS IS SERVICE-BASED AND BASED ON NINE MONTHS OF OPERATING HISTORY HAVE PROVIDED predictable cash flows. CyPost has undertaken negotiations to license software which will protect against virus transmission at the ISP level and is developing programs to regulate content and provide "Family Safe Surfing"at the Server level.

            THE ISPS GENERATE MONTHLY REVENUES FROM CONNECTIVITY SERVICES, SERVER CO-LOCATIONS, WEB HOSTING, EMAIL SERVICES (LISTSERVS FOR CORPORATE EMAILINGS) AS WELL AS LUMP SUM PAYMENTS FOR CUSTOM PROGRAMMING AND OTHER
SPECIFIC PROJECTS. AN EXAMPLE OF CUSTOM OR SPECIFIC PROJECTS IS HERMES GENERATING REVENUE FROM CREATING A SECURE AREA ON A WEB SITE FOR A GRAPHIC DESIGN FIRM'S CLIENTS TO VIEW THEIR WORKS IN PROGRESS, WITHOUT FEAR OF COMPETITOR'S EYES. THE BULK OF THE REVENUE CAN BE ATTRIBUTED TO CONNECTIVITY CURRENTLY, ALTHOUGH THE ENTIRE CYPOST NETWORK OF SERVICE PROVIDERS IS MOVING TOWARDS FOCUSING ON THE CUSTOM PROJECTS, WEB HOSTING AND SERVER CO-LOCATION, ANTICIPATING A STRONG HOLD OVER CONNECTIVITY BY THE LARGER ISPS IN A FEW YEARS TIME. A BRIEF SURVEY OF THE VARIOUS MEMBERS OF THE CYPOST NETWORK OF SERVICE PROVIDERS IS PROVIDED BELOW:

HERMES NET SOLUTIONS

BASED IN VANCOUVER, BRITISH COLUMBIA, HERMES SERVICES 800 BUSINESS CLIENTS. THEY OFFER A RANGE OF SERVICE FROM CONNECTIVITY (VARIETY OF DIAL UP SPEEDS TO ADSL), SERVER CO-LOCATION, WEB HOSTING, CUSTOM PROGRAMMING AND EMAIL SERVICES.

INTOUCH INTERNET, INC.

BASED IN VANCOUVER, BRITISH COLUMBIA, INTOUCH HAS 2000 RESIDENTIAL/SMALL OFFICE HOME OFFICE ("SOHO") CLIENTS. INTOUCH HAS AN EXCELLENT "COMMUNITY" FEEL, AND IS PRIMARILY FOCUSED ON DIAL UP CONNECTIVITY, BASIC WEB HOSTING AND EMAIL SERVICES.

HERMES  AND  INTOUCH  HAVE  BEEN  INTEGRATED   (STAFFING  AND  TECHNICALLY)  AND
ESSENTIALLY RUN AS A SINGLE UNIT.

NETROVER INC.

NETROVER, BASED IN TORONTO AND CHATHAM, ONTARIO, IS THE LARGEST OF CYPOST'S ISPS. CURRENTLY WITH 14,000 RESIDENTIAL AND SMALL BUSINESS CLIENTS, NETROVER OFFERS INEXPENSIVE PACKAGES FOCUSING ON WEB HOSTING AND DIAL UP AS WELL AS SOME SERVER CO-LOCATION. NETROVER'S MANAGEMENT OFFERS CYPOST EXPERIENCE WITH INTEGRATING ISPS (THEY HAD COMPLETED 3 ACQUISITIONS WHEN WE PURCHASED THEM IN OCTOBER 1999). NETROVER HAS A DIVISION CALLED NETROVER OFFICE INC. WHICH FOCUSES MORE SPECIFICALLY WITH THE COMPANY'S BUSINESS CLIENTELE. NETROVER CURRENTLY OFFERS DIAL UP SERVICE THROUGH A PARTNERSHIP WITH UUNET IN CANADA, AND HAS DIAL UP AVAILABILITY ACROSS CANADA. WITH THIS NATIONAL REACH, CYPOST WILL USE THE NETROVER BRAND FOR EXPANSION.

CONNECT NORTHWEST

CNW, BASED IN MT. VERNON AND SEATTLE, WASHINGTON, HAS OVER 1800 BUSINESS AND RESIDENTIAL SERVICES. MORE FOCUSED ON CUSTOM WORK, CNW'S MANAGEMENT EXPERIENCE INCLUDES ETHICAL HACKING AND OTHER SECURITY MONITORING. CNW ALSO OFFERS WEB HOSTING, DIAL UP AND DSL CONNECTIVITY TO ITS CLIENTS.

INTERNET ARENA

INTERNET ARENA, BASED IN PORTLAND, OREGON, WITH 1500 PRIMARILY RESIDENTIAL/SOHO CLIENTS, OFFERS A SIMILAR RANGE OF SERVICES TO INTOUCH INTERNET. INTERNET ARENA WAS A STRATEGIC ACQUISITION GEOGRAPHICALLY AS IT OPENED UP THE PACIFIC NORTHWEST AND A LINK TO THE LARGE CALIFORNIA MARKET.

          CyPost is also actively seeking further opportunities to ally with ISP's and other cyber-businesses both within North America and abroad. On February 22, 2000, the Company concluded the purchase of Playa Corporation, the developers of YABUMI instant messaging and e-greeting technologies. YABUMI is based in Japan and with its 85,000 current users offers a promising opportunity for both community-building as well as rolling out an integrated and private solution for instant messaging using the existing messaging technology as the base. The purchase price was $3,000,000 with $300,000 being paid in cash with THE BALANCE PAID IN 785,455 shares.


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


         On or about April 13, 2000, Steven Berry, the former CEO of CyPost brought an action in the civil court of the State of New York, New York County (Manhattan). The suit alleges claims of conversion, fraud, wrongful cancellation, breach of contract and breach of fiduciary duty and names CyPost and Continental Stock Transfer & Trust Company as defendants, and seeks damages of $3 Million per claim. It also sought injunctive relief via an Order to Show Cause which has been denied by the court. The suit arises out of the Company's cancellation of stock awarded to Mr. Berry in contemplation, and upon the condition, of his remaining in the employ of the Company. Mr. Berry resigned from the Company on January 17, 2000 citing personal reasons for his departure. The Company believes his claims to be without merit and intends to contest them vigorously.

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

            Cypost produces and markets computer privacy protection technologies and provides Internet conductivity to business and residential customers. From the Company's inception date until approximately mid-March of 1999, the Company was considered a development stage enterprise. Since that time, the Company has (i) publicly marketed six (6) software encryption products under its "Navaho" trademark, (ii) acquired five U.S. and Canadian Internet service providers during the year ending December 31, 1999, and (iii) acquired Playa Corporation, the developers of "Yabumi"


                                            Page 15
                                      ------------------

      Japanese-language instant messaging and greeting card services, with an existing customer base of 85,000 customers.

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


      DIRECT COSTS OF $563,118 FOR THE YEAR ENDED DECEMBER 31, 1999 CONSIST OF TELECOMMUNICATION CHARGES IN RESPECT OF PROVIDING INTERNET CONNECTION SERVICES TO CUSTOMERS. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES OF $2,007,779 FOR THE YEAR ENDED DECEMBER 31, 1999 INCLUDES $342,888 FOR SALES AND MARKETING, $707,799 FOR SALARIES AND BENEFITS, $425,604 FOR PROFESSIONAL SERVICES, AND $531,488 FOR GENERAL AND ADMINISTRATIVE EXPENSES. DEVELOPMENT COSTS OF $209, 303 FOR THE YEAR ENDED DECEMBER 31, 1999 REPRESENT AMOUNTS INCURRED IN DEVELOPING THE COMPANY'S ENCRYPTION SOFTWARE PRODUCTS. THE INCREASE IN THE ABOVE NOTED COSTS DURING 1999 OVER 1998 RESULTS FROM THE COMPANY EMERGING FROM THE DEVELOPMENT STAGE IN 1999 AND COMMENCING REVENUE GENERATING ACTIVITIES.


      Liquidity and capital resources

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $4,491,123 for the year ending December 31, 1999 versus $275,539 for the year ending December 31, 1998. Although expense items included non-cash charges of $2,731,270 (amortization and depreciation charges of $518,770 and interest expenses of $2,212,500), the Company has not generated positive cash flow from operations. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

      Although the Company's cash position at December 31, 1999 had improved to $415,779, as compared to $47,212 at December 31, 1998, the improvement in cash


                                            Page 16
                                      ------------------
position can be attributed to loans made to the Company by Blue Heron Venture Fund, Ltd. These loans were made under agreements with that lender under which the Company may draw up to $16 million in unsecured loans. These loans bear interest at 8% per annum and are payable on demand. The outstanding portion of these loans are convertible into Common Stock of the Company at prices ranging, at present, from $1.00 to $2.50 per share. The lender is free to withdraw this line of credit at any time, and since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of its lender to forebear from demanding payment. The Company believes that its lender will continue to refrain from demanding payment for the immediately foreseeable future, but it is under no obligation to do so. Should the Company's lender demand payment the Company would be required to seek financing from other sources. It does not believe that bank borrowing would be available to it under present circumstances, and there can be no assurance that the necessary financing could be obtained from other sources. Even if the necessary funding were available, it might be available only on terms which management would not find acceptable.

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


                                             Page 17
                                      ------------------

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


                                            Page 18
                                      ------------------

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

   $0.001 per share           P.O Box 700,                direct and indirect
beneficial

                              British Columbia VON 2EO    ownership

      * Based on 20,327,038 shares issued and outstanding. Mr. Montalban's holdings indicated above include shares owned by Blue Heron Venture Fund Ltd. and Pacific Gate Capital Fund, the beneficial ownership of which is attributed to Mr. Montalban.

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

            The number of shares of Common Stock of the Issuer owned by the Directors and Executive Officers of the Issuer is as follows:

                               Name and                 Amount and

   Title of                      Address of               Nature of
        Percentage

     Class                       Beneficial Owner          Beneficial Ownership
           of Class*

   Common stock, par value    Carl Whitehead                327,000 shares
               1.615%
   $0.001 per share           20 Oceanview Road             direct ownership
                              Vancouver, British
                              Columbia VON 2EO

    Common stock, par value   Robert Sendoh                 330,000 shares
               1.615%
    $0.001 per share          990 Beach Avenue, #304        direct ownership
                              Vancouver, British
                              Columbia V6Z 2N9

                  All Officers and Directors (2 persons):               657,000
shares                     3.23%



      ----------



                                            Page 19
                                      ------------------

      * Based on 20,327,038 shares issued and outstanding. Forward-Looking

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

      Item 13. Exhibits List and Reports on Form 8-K.

      (a)  Exhibit No.          Description

           -----------          -----------

             2                  Certificate of Incorporation of Registrant*

             2.1 Certificate of Amendment to Certificate of Incorporation of Registrant *


                                            Page 20
                                      ------------------

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

             8.1                Acquisition Agreement dated as of
                                September 17, 1997 between the Issuer and ePost Canada *

             8.2 Share Purchase Agreement dated as of October 29,1998 between the Issuer and Mushroom Innovations, Inc.*

             8.3 Share Purchase Agreement dated as of June 30, 1999 regarding acquisition of Hermes Net Solutions Inc. shares *

             8.4 Share Purchase Agreement dated as of June 30, 1999 regarding acquisition of
                                InTouch.Internet Inc. shares *


         8.5 ACQUISITION AGREEMENT DATED AS OF OCTOBER 4 1999 BETWEEN THE ISSUER AND NET ROVER INC ***

         8.6                    ACQUISITION AGREEMENT DATED AS OF
                                OCTOBER 4, 1999 BETWEEN THE ISSUER AND
                                NET ROVER OFFICE INC ****

         8.7                    ACQUISITION AGREEMENT DATED AS of
                                OCTOBER 26, 1999 BETWEEN THE ISSUER AND
                                CONNECT NORTHWEST SERVICES *****


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

      **Incorporated by reference from Amendment No. 1 to the Registration Statement on Form


         *** INCORPORATED BY REFERENCE FROM THE FORM 8-K
FILED WITH THE COMMISSION ON.

         **** INCORPORATED BY REFERENCE FROM THE FORM 8-K

                                            Page 21
                                      ------------------

FILED WITH THE COMMISSION ON OCTOBER 12, 1999.

         ***** INCORPORATED BY REFERENCE FROM THE FORM 8-K FILED WITH THE COMMISSION ON NOVEMBER 12, 1999.


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

                               CYPOST CORPORATION


      DATE: APRIL 14, 2000                  By: /s/
                                             ----------------------------
                                             Robert Sendoh
                                             Chief Executive Officer

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

"ARTHUR ANDERSEN LLP"

Vancouver, British Columbia
March 23, 2000.

                               CYPOST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (U.S. Dollars)

                                                                              1999           1998
                                                                          -----------    -----------

                                                  ASSETS

CURRENT ASSETS

   CASH ...............................................................   $   415,779    $    47,212
   Accounts receivable, net of allowance for

      DOUBTFUL ACCOUNTS OF $34,000 (1998- $NIL) .......................       233,188           --
   PREPAIDS AND DEPOSITS ..............................................       173,319         27,998
   OTHER ASSETS .......................................................        69,389         28,657
                                                                          -----------    -----------

                                                                              891,675        103,867
PROPERTY AND EQUIPMENT, NET ...........................................       599,582         22,330

GOODWILL AND OTHER INTANGIBLES, net of

   AMORTIZATION OF $458,758 (1998- $NIL) ..............................     5,036,785           --
                                                                          -----------    -----------

                                                                          $ 6,528,042    $   126,197

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   ACCOUNTS PAYABLE ...................................................   $   849,300    $    11,090
   ACCRUED LIABILITIES ................................................       133,937           --
   LOANS ..............................................................       875,000           --
   DEFERRED REVENUE ...................................................       626,143           --
   PURCHASE OF INTERNET ARENA .........................................       240,000           --
                                                                          -----------    -----------

                                                                            2,724,380         11,090
                                                                          -----------    -----------
SHAREHOLDERS' EQUITY

   Share capital
      Authorized

         5,000,000 preferred stock with a par value of $.001
         30,000,000 common stock with a par value of $.001

      Issued and outstanding
         Nil preferred stock

         20,246,480 COMMON STOCK (1998- 13,264,500) ...................        20,246         13,264
   PAID-IN CAPITAL ....................................................     8,533,002        343,416
   DEFICIT ............................................................    (4,766,662)      (275,539)
   CURRENCY TRANSLATION ADJUSTMENT ....................................        17,076         33,966
                                                                          -----------    -----------

                                                                            3,803,662        115,107
                                                                          -----------    -----------

                                                                          $ 6,528,042    $   126,197
                                                                          ===========    ===========

Approved by the Directors:

 ......................................................................  Director

 ......................................................................  Director

        The accompanying notes are an integral part of these consolidated financial statements.

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (U.S. Dollars)

                                                                        Period From
                                                                        September 5,
                                         YEAR ENDED      Year Ended        1997 to
                                         DECEMBER 31,    December 31,    December 31,
                                             1999            1998            1997
                                         ------------    ------------    ------------

REVENUE ..............................   $  1,020,347    $       --      $       --

DIRECT COSTS .........................        563,118            --              --
                                         ------------    ------------    ------------

                                              457,229            --              --
                                         ------------    ------------    ------------

EXPENSES

   SELLING, GENERAL AND ADMINISTRATIVE      2,007,779         183,046            --
   AMORTIZATION AND DEPRECIATION .....        518,770           6,233            --
   DEVELOPMENT .......................        209,303          86,260            --
                                         ------------    ------------    ------------

                                            2,735,852         275,539            --
                                         ------------    ------------    ------------

                                           (2,278,623)       (275,539)           --

INTEREST EXPENSE .....................      2,212,500            --              --
                                         ------------    ------------    ------------

NET LOSS .............................   $ (4,491,123)   $   (275,539)   $       --
                                         ============    ============    ============


LOSS PER SHARE, BASIC AND DILUTED ....   $      (0.28)   $      (0.04)   $       --
                                         ============    ============    ============

WEIGHTED AVERAGE NUMBER OF

   SHARES OUTSTANDING ................     15,816,232       7,720,603         961,644
                                         ============    ============    ============

         The accompanying notes are an integral part of these consolidated financial statements.

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. Dollars)

                                                                           Period From
                                                                           September 5,
                                              YEAR ENDED     Year Ended     1997 to
                                              DECEMBER 31,   December 31,  December 31,
                                                  1999           1998           1997
                                              -----------    -----------    -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES
      NET LOSS ............................   $(4,491,123)   $  (275,539)   $      --
      Add items not affecting cash
         AMORTIZATION AND DEPRECIATION ....       518,770          6,233           --
         INTEREST EXPENSE .................     2,212,500           --             --
         NON-CASH EXPENSES ................          --            9,500           --
                                              -----------    -----------    -----------
                                               (1,759,853)      (259,806)          --

      Changes in non-cash operating
         accounts
             ACCOUNTS RECEIVABLE ..........       (90,017)          --             --
             PREPAIDS AND DEPOSITS ........      (109,550)       (27,998)          --
             OTHER ASSETS .................       (15,972)         9,966           --
             ACCOUNTS PAYABLE .............       583,787          9,125          1,965
             ACCRUED LIABILITIES ..........        61,417           --             --
             DEFERRED REVENUE .............       149,921           --             --
                                              -----------    -----------    -----------

                                               (1,180,267)      (268,713)         1,965
                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
      Acquisitions of businesses, less cash
         THEREIN OF $115,953 ..............    (3,612,066)          --             --
      PROPERTY AND EQUIPMENT, NET .........      (270,100)       (11,310)       (17,730)
                                              -----------    -----------    -----------

                                               (3,882,166)       (11,310)       (17,730)
                                              -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      LOAN ................................     4,875,000           --             --
      SALE OF COMMON STOCK ................       556,000        323,000         20,000
                                              -----------    -----------    -----------

                                                5,431,000        323,000         20,000
                                              -----------    -----------    -----------

INCREASE IN CASH ..........................       368,567         42,977          4,235
CASH, BEGINNING OF PERIOD .................        47,212          4,235           --
                                              -----------    -----------    -----------

CASH, END OF PERIOD .......................   $   415,779    $    47,212    $     4,235
                                              ===========    ===========    ===========

CASH PAID DURING THE PERIOD FOR
   INTEREST ...............................   $      --      $      --      $      --
   INCOME TAXES ...........................          --             --             --


         The accompanying notes are an integral part of these consolidated financial statements.

                               CYPOST CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (U.S. Dollars)

                                                                                  Additional
                                                           COMMON STOCK             Paid-in
                                                         NUMBER        AMOUNT       CAPITAL        DEFICIT         TOTAL
                                                      -----------   -----------   -----------    -----------    -----------
Incorporation date, September 5, 1997
    Issued for acquisition of
       ePOST Innovations, Inc. ....................     3,000,000   $     3,000   $    (1,000)   $      --      $     2,000
    ISSUED ON SALE OF UNITS .......................       600,000           600        19,400           --           20,000
                                                      -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1997 ........................     3,600,000         3,600        18,400           --           22,000
    Issued on sale of units .......................     2,400,000         2,400        77,600           --           80,000
    Issued for cash ...............................        57,000            57        18,943           --           19,000
    Issued for legal services .....................        22,500            22         7,478           --            7,500
    Issued for acquisition of
      Communication Exchange Management, Inc. .....     6,270,000         6,270        (2,090)          --            4,180
    Issued for exercise of warrants ...............       915,000           915       243,085           --          244,000
    Offering expenses .............................          --            --         (20,000)          --          (20,000)
    NET LOSS ......................................          --            --            --         (275,539)      (275,539)
                                                      -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1998 ........................    13,264,500        13,264       343,416       (275,539)        81,141
    Issued for acquisition of InTouch.Internet Inc.         9,855            10        28,515           --           28,525
    Issued for acquisition of NetRover Inc. .......
      and NetRover Office Inc. ....................       219,000           219       679,324           --          679,543
    Issued for acquisition of Connect Northwest ...       147,985           148       659,852           --          660,000
    Issued for acquisition of Internet Arena ......        20,140            20        59,980           --           60,000
    Issued for loan conversion ....................     4,500,000         4,500     3,995,500           --        4,000,000
    Issued for exercise of warrants ...............     2,085,000         2,085       553,915           --          556,000
    Beneficial conversion feature on loans ........          --            --       2,212,500           --        2,212,500
    NET LOSS ......................................          --            --            --       (4,491,123)    (4,491,123)
                                                      -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1999 ........................    20,246,480   $    20,246   $ 8,533,002    $(4,766,662)   $ 3,786,586
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

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses before interest expense of approximately $2.5 million for the period from inception September 5, 1997 to December 31, 1999, has a working capital deficiency, and requires additional financing for its business operations. As of December 31, 1999, the Company has $11.1 million of funding available which can be drawn against a promissory note agreement with a lender; however, the lender has the option, at any time, to withdraw its offer to lend this amount.

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

      The number of shares used in calculating basic and diluted earnings (loss) per share is 15,816,232 for 1999 (1998- 7,720,603).

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

      The transaction has been accounted for as a related party transfer and is accounted for using historic costs (as if the entities had always been together) with the recording of the net assets acquired at their historical book value. Operating results prior to the date of acquisition were not significant.

      COMMUNICATION EXCHANGE MANAGEMENT, INC.

      On September 18, 1998, the Company acquired Communication Exchange Management, Inc. ("CEM"), a subsidiary of Mushroom. The Company issued 6,270,000 shares of common stock valued at $4,180 for consideration of all of the issued and outstanding stock of CEM.

      The transaction has been accounted for as a related party transfer and is accounted for using historic costs (as if the entities had always been together) with the recording of the net assets acquired at their historical book value. Operating results prior to the date of acquisition were not significant.

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                                             1999             1998
                                                                                        -------------     -------------

      OFFICE AND COMPUTER EQUIPMENT                                                     $   1,008,405     $     28,563
         LESS- ACCUMULATED DEPRECIATION                                                      (408,823)           (6,233)
                                                                                        -------------     --------------

                                                                                        $     599,582     $     22,330

5.    GOODWILL AND OTHER INTANGIBLES

      Goodwill and other intangibles consist of the following:

                                                                                             1999             1998
                                                                                        -------------     -------------

      CUSTOMER LISTS                                                                    $   3,663,000     $     -
      GOODWILL                                                                              1,832,543           -
                                                                                        -------------     -------------

                                                                                            5,495,543           -
         LESS- ACCUMULATED AMORTIZATION                                                      (458,758)          -
                                                                                        -------------     -------------

                                                                                        $   5,036,785     $     -
                                                                                        =============     =============

6.    LOANS

      During 1999, the Company borrowed $4,875,000 pursuant to two promissory note agreements. The loans are unsecured, bear interest at 8% per annum, and the principal and accrued interest are due on demand. The lender may elect to convert the loans into shares of common stock of the Company as follows:

                                                                                                     SHARES
                                                                         PRINCIPAL         PRE-SPLIT       POST-SPLIT
                                                                       $   1,000,000        1,000,000         1,500,000
                                                                           3,000,000        2,000,000         3,000,000
                                                                             875,000          437,500           656,250

      At the commitment dates of the promissory notes, the conversion prices were less than the fair values of the common stock, hence a beneficial conversion feature is attached to these convertible notes. The amount of this beneficial conversion feature is $2,212,500 and has been recorded as interest expense and additional paid-in-capital for the year ended December 31, 1999.

      During 1999, $4,000,000 of loans were settled by the issuance of common stock valued at $4,000,000. At December 31, 1999, the loans balance is $875,000. Subsequent to year end, the Company borrowed an additional $625,000 against the promissory note. This will result in an interest charge for the beneficial conversion feature of $243,750 in the first quarter of 2000.

      The fair values of the loans at December 31, 1999 are not practicable to estimate because of the conversion features associated with the loans; accordingly, it is not possible to estimate the present value of the future cash flows with any reasonable degree of precision.

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

      SHARE SPLIT

      On September 24, 1999, the Company effected a three-for-two subdivision of its shares of common stock. All share, per share, unit, and warrant amounts in the accompanying financial statements have been adjusted retroactively to give effect to this subdivision.

      COMMON STOCK SUBSCRIBED

      As at December 31, 1999, the Company is obligated to issue 80,558 shares of common stock as consideration for the purchase of the assets of Internet Arena and this obligation has been reported as a liability of $240,000 on the balance sheet. These shares were issued subsequent to year end.

      SALE OF UNITS AND WARRANTS

      In 1997, the Company offered for sale to persons who qualified as "accredited investors" as defined under Regulation D promulgated by the Securities and Exchange Commission 3,000,000 units at $0.05 per unit. Each unit consists of one share of the Company's common stock and one warrant to purchase one share of common stock at $0.27 per share.

      In 1997, the Company sold 600,000 units for aggregate consideration of $20,000. In 1998, the Company sold an additional 2,400,000 units for aggregate consideration of $80,000 less offering expenses of $20,000.

      During 1998, the Company issued 915,000 shares of common stock through the exercise of 915,000 warrants for aggregate consideration of $244,000. As of December 31, 1998, 2,085,000 warrants were outstanding. These warrants were exercised for 2,085,000 shares of common stock during 1999 and at December 31, 1999, there are no warrants outstanding.

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

      At December 31, 1999, the Company has net operating loss carryforwards for income tax purposes of approximately $600,000 which are available to offset future taxable income. The Company's utilization of these carryforwards may be restricted due to changes in ownership of subsidiaries during the year. The components of the deferred tax asset as of December 31, 1999 and 1998 are as follows:

                                                                                             1999             1998
                                                                                        -------------     -------------

      NET OPERATING LOSS CARRYFORWARDS                                                  $     270,000     $      82,000
         LESS- VALUATION ALLOWANCE                                                            270,000            82,000
                                                                                        -------------     -------------

                                                                                        $      -          $         -

9.    COMMITMENTS

      The Company leases office space and equipment, and its lease payments in the next five years and thereafter are as follows:

      2000                                                  $     1,236,000
      2001                                                        1,091,000
      2002                                                          293,000
      2003                                                          122,000
      2004                                                          109,000
      THEREAFTER                                                     55,000
                                                              -------------
                                                            $     2,906,000

10.   PRO FORMA DISCLOSURES ON BUSINESS COMBINATIONS (UNAUDITED)

      As described in Note 3, the Company completed various business and asset acquisitions during 1999. The following presents unaudited pro forma financial information as though each of the transactions occurred on January 1, 1999 and 1998.

      PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

                                                         CYPOST           HERMES            INTOUCH         NETROVER

      Revenue                                        $      13,000     $     428,000    $     322,000     $   1,812,000
      Net income (loss)                                 (4,050,000)           24,000           35,000           138,000

                                                                         Internet           Connect
                                                                           ARENA           NORTHWEST          TOTAL

      Revenue                                                          $     537,000    $     653,000      $  3,765,000
      Net income (loss)                                                      (53,000)         (90,000)       (3,996,000)

      Loss per share                                                                                              (0.25)

      PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

                                                         CYPOST           HERMES            INTOUCH         NETROVER

      Revenue                                        $      -          $     205,000    $     406,000      $  1,852,000

      Net income (loss)                                   (276,000)           90,000          (22,000)           11,000

                                                                         Internet           Connect

                                                                           ARENA           NORTHWEST          TOTAL

      Revenue                                                          $     342,000    $     535,000      $  3,340,000

      Net income (loss)                                                     (221,000)         (29,000)         (447,000)

      Loss per share                                                                                              (0.06)

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