Form 10KSB/A
period 1999-12-31
CYPOST CORP
filed 2000-04-17
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. TWO

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

     10. Executive Compensation............................................

     11. Security Ownership of Certain Beneficial Owners and Management....

     12. Certain Relationships and Related Transactions....................

     13. Exhibits and Reports on Form 8-K..................................

Item 1. Description of Business.

         (a) Business Development.

         CyPost Corporation (hereinafter referred to as the "Registrant", the "Issuer", or as "CyPost"), a Delaware corporation, was formed on September 5, 1997 under the name "E Post Corporation" to operate as the parent company of two wholly-owned, sister subsidiaries: ePost Innovations, Inc., a corporation organized under the laws of British Columbia, Canada ("ePost Canada") and CyPost USA, Inc., a Delaware corporation formed on September 5, 1997 by the Company ("CyPost USA"). Shortly after its formation, ePost Corporation changed its name to "CyPost Corporation" to minimize potential trademark difficulties with third parties. ePost Canada was formed on March 27, 1997 and was acquired by the Issuer on September 15, 1997 (the "Acquisition"). Prior to the Acquisition, ePost Canada was a wholly owned subsidiary of Mushroom Innovations, Inc. a corporation organized under the laws of British Columbia ("MII"). Under the terms of the Acquisition, the Issuer acquired from MII all of the issued and outstanding shares of ePost Canada, as well as all intellectual property rights then owned by ePost Canada, in exchange for 2,000,000 pre-split or 3,000,000 post-split shares of CyPost's Common Stock. On October 29, 1998, CyPost acquired all of the issued and outstanding capital stock of Communication Exchange Management Inc., a British Columbia corporation, from MII in exchange for 4,180,000 pre-split or 6,270,000 post-split CyPost shares. Communication Exchange Management Inc. remains a wholly owned subsidiary of CyPost. Unless otherwise stated herein, all dollar amounts refer to U.S. Dollars ("USD$")--not Canadian Dollars ("CDN$).


         PRIOR TO THE FIRST QUARTER OF 1999, CYPOST WAS A DEVELOPMENT STAGE COMPANY. IT BEGAN OFFERING THE FIRST OF ITS SIX VERSIONS OF ENCRYPTION SOFTWARE FOR SALE DURING MARCH 1999. ON JUNE 30, 1999, IT COMPLETED THE FIRST OF ITS ACQUISITIONS OF INTERNET SERVICE PROVIDERS ("ISP'S"). SINCE THAT TIME, IT HAS ACQUIRED SEVERAL MORE ISP'S WHOSE REVENUES ACCOUNT FOR SUBSTANTIALLY ALL OF THE COMPANY'S OPERATIONS. IN FEBRUARY 2000, CYPOST ACQUIRED PLAYA CORPORATION, A JAPANESE- BASED PROVIDER OF ELECTRONIC INSTANT MESSAGING SERVICES.

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

     Dependence on Key Customers


          THE COMPANY DERIVES SUBSTANTIALLY ALL OF ITS REVENUES FROM ITS ISP AND ELECTRONIC MESSAGING OPERATIONS AND AS SUCH ENJOYS THE BENEFIT OF A BROADLY DIVERSIFIED CUSTOMER BASE OF APPROXIMATELY 115,000 LOCATED THROUGHOUT ONTARIO, THE CANADIAN AND PACIFIC NORTHWEST AND IN JAPAN.

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

      The 1999 Acquisitions and the Company's Broadened Strategic Focus


            THE COMPANY HAS ACQUIRED FIVE (5) Internet service providers during 1999.

            Acquisition of Hermes Net Solutions, Inc. and Intouch Internet Inc.:
      Effective June 30, 1999, the Company purchased all the issued and outstanding shares of Hermes Net Solutions, Inc. for a cash consideration of $528,000 USD. Also effective June 30, 1999, the Company purchased all the issued and outstanding shares of Intouch.Internet Inc. for a purchase price of $293,000 USD. The consideration for this purchase consisted of cash of $265,000 USD and the issuance of 6,570 pre-split, or 9,855 post-split, common shares valued at $28,000 USD. Both acquisitions have been accounted for by the purchase method of accounting. In both acquisitions, the net assets acquired included goodwill and customer lists which will be amortized over three years on the straight line basis.

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

          CyPost is also actively seeking further opportunities to ally with ISP's and other cyber-businesses both within North America and abroad. On February 23, 2000, the Company concluded the purchase of Playa Corporation, the developers of YABUMI instant messaging and e-greeting technologies. YABUMI is based in Japan and with its 85,000 current users offers a promising opportunity for both community-building as well as rolling out an integrated and private solution for instant messaging using the existing messaging technology as the base. The purchase price was $3,000,000 with $300,000 being paid in cash with THE BALANCE PAID IN 785,455 shares.

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

            On October 26, 1999, the Company issued 147,985 shares of its common stock to the former owners of Connect Northwest Internet Services LLC as partial payment for the Company's acquisition of the assets of the business of Connect Northwest. These shares were issued under the Section 4(2) Securities Act exemption for transactions by an issuer not involving a public offering.

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

The Company's results of operations for the year ending December 31, 1999 should be viewed with considerable caution due to the following factors:

      1) Results of operations for the year ending December 31, 1999 do not reflect a full year's worth of revenues but rather six (6) months of revenues as the Company only commenced generating revenues beginning in the third quarter of 1999.

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

      The Company commenced substantial business operations during the third quarter of 1999 and its revenues are attributed to operations since that time. These revenues are attributable virtually entirely to the operations of the various Internet service providers which the Company acquired during the year ending December 31, 1999. The Company generated revenues of $1,020,347 for the year ended December 31, 1999. It had no revenues for the prior year when the Company was a development stage company.

      Direct costs of $563,118 for the year ended december 31, 1999 consist of telecommunication charges in respect of providing internet connection services to customers. Selling, general and administrative expenses of $2,007,779 for the year ended december 31, 1999 includes $342,888 for sales and marketing, $707,799 for salaries and benefits, $425,604 for professional services, and $531,488 for general and administrative expenses. Development costs of $209,303 and $86,260 for the years ended december 31, 1999 and december 31, 1998 respectively represent amounts incurred in developing the company's encryption software products. The increase in the above noted costs during 1999 over 1998 results from the company emerging from the development stage in 1999 and commencing revenue generating activities.

      Interest expense of $2,212,500 for the year ended December 31, 1999 is in respect of the beneficial conversion features on convertible promissory notes between the Company and a lender. A beneficial conversion feature arises when, at the commitment date of the promissory note, the convertible promissory note is "in-the-money." The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible (intrinsic value) at the commitment date of the loan.

      Liquidity and capital resources

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $4,491,123 for the year ending December 31, 1999 compared to $275,539 for the year ending December 31, 1998. Although expenses in 1999 include non-cash charges of $2,731,270 (amortization and depreciation charges of $518,770 and interest expenses of $2,212,500), the Company has not generated positive cash flow from operations in 1999. These factors indicate that the Company's continuation as a going concern is dependent upon, amoung other things, its ability to obtain adequate financing.

         Although the Company's cash position at December 31, 1999 had improved to $415,779, as compared to $47,212 at December 31, 1998, the improvement in cash position can be attributed to loans made to the Company by Blue Heron Venture Fund, Ltd. These loans were made under agreements with that lender under which the Company may draw up to $16 million in unsecured loans. These loans bear interest at 8% per annum and are payable on demand. At December 31, 1999 the outstanding loans are convertible at the lender's option into Common Stock of the Company at $1.33 per share. The lender is free to withdraw this line of credit at any time, and since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of its lender to forebear from demanding payment. The Company believes that its lender will continue to refrain from demanding payment for the immediately foreseeable future, but it is under no obligation to do so. Should the Company's lender demand payment the Company would be required to seek financing from other sources. The Company does not believe that bank borrowings would be available to it under present circumstances, and there can be no assurance that the necessary financing could be obtained from other sources. Even if the necessary funding were available, it might be available only on terms which management would not find acceptable.

      The Company's investing activities in 1999 include the acquisition of five
(5) ISP's for net cash payment of $3.6 million.

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

Item 10. Executive Compensation.

      Steven M. Berry became Chief Executive Officer and Chief Operating Officer in January 1999 and received an annual salary of $120,000. Mr. Berry had previously rendered consulting services to the Company prior to his formal installation as Chief Executive Officer and President. In connection with his agreement to become Chief Executive Officer, Mr. Berry was awarded 400,000 pre-split, or 600,000 post-split shares. Prior to that time, Carl Whitehead exercised primary executive responsibilities. Neither Mr. Whitehead nor any other executive officer received cash compensation in excess of $100,000 for the years 1997 and 1998. For the year ending December 31, 1998, Mr. Whitehead received cash compensation and expense reimbursement of $10,000.

      Mr. Robert Sendoh currently serves as Chief Executive Officer of CyPost for an annual salary of $82,759.

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

                            Name and                  Amount and
   Title of                 Address of                Nature of                          Percentage
    Class                   Beneficial Owner          Beneficial Ownership               of Class*

Common Stock, par value     Kelly Shane Montalban     6,062,550 Million shares           29.8%
$0.001 per share            P.O Box 700,              direct and indirect beneficial
                            British Columbia VON 2EO  ownership

      * Based on 20,353,538 shares issued and outstanding. Mr. Montalban's holdings indicated above include shares owned by Blue Heron Venture Fund Ltd. and Pacific Gate Capital Fund, the beneficial ownership of which is attributed to Mr. Montalban.

      ----------

      The Company has not contacted stock brokerage firms holding shares of the Company's Common Stock in "street name" to determine whether there are additional substantial shareholders of the Company. 5,314,997 shares or 26.1% of the Common Stock outstanding is held in the name of Cede & Co., a nominee for Depository Trust Company, a stock clearing house servicing financial institutions.

      (b) Security Ownership of Management.

      The number of shares of Common Stock of the Issuer owned by the Directors and Executive Officers of the Issuer is as follows:

                            Name and                  Amount and
   Title of                 Address of                Nature of                          Percentage
    Class                   Beneficial Owner          Beneficial Ownership               of Class*

Common stock, par value     Carl Whitehead            327,000 shares                     1.6%
$0.001 per share            20 Oceanview Road         direct ownership
                            Vancouver, British
                            Columbia VON 2EO

Common stock, par value     Robert Sendoh             330,000 shares                     1.6%
$0.001 per share            990 Beach Avenue, #304    direct ownership
                            Vancouver, British
                            Columbia V6Z 2N9

All Officers and Directors (2 persons):               657,000 shares                     3.2%

      ----------

      * Based on 20,353,538 shares issued and outstanding. Forward-Looking Statements

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

            On September 18, 1998, CyPost acquired, through a stock purchase, Communications Exchange Management, Inc., a corporation indirectly controlled  by Mr.  Whitehead.  At  the  time  of  this  transaction,  Mr.
      Whitehead was an officer, Director and large shareholder of CyPost. The transaction was approved by a majority of CyPost's Directors. The Company issued 4,180,000 pre-split shares (6,270,000 post-split shares) of common stock valued at $0.01 per share for an aggregate consideration of $4,180 in asset cost. The Company acquired all the issued stock of Communications Exchange Management and its assets consisting of source code written for data encryption software, personal information management and electronic mail functionality along with the intellectual property rights to a number of other projects.

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

      The Company issued 3,000,000 post-split shares of common stock to Mushroom in consideration for all of the issued and outstanding shares of ePost Innovations, Inc. The shares of common stock were valued at $.001 per share for an aggregate consideration of $2,000. The Company acquired all the rights, title and interest to all the assets owned by ePost Innovations, Inc., and those assets consisted of proprietary knowledge of various computer software products under development by ePost Innovations, Inc.

      The transaction has been accounted for as a related party transfer and is accounted for using historic costs (as if the entities had always been together) with the recording of the net assets acquired at their historical book value. Operating results prior to the date of acquisition were not significant.

      COMMUNICATION EXCHANGE MANAGEMENT, INC.

      On October 29, 1998, the Company acquired Communication Exchange Management, Inc. ("CEM"), a subsidiary of Mushroom. The Company issued 6,270,000 post - split shares of common stock valued at $4,180 for consideration of all of the issued and outstanding stock of CEM.

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