Form 10QSB/A
period 1999-09-30
CYPOST CORP
filed 2000-06-05
CIK 1090659

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB/2A

(Mark  One)

       |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For  the  quarterly  period  ended:  September  30,  1999

       | |      TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                EXCHANGE  ACT

            For the transition period from _______________ to __________________

            Commission file number:   26751

                               CyPost  Corporation
                  --------------------------------------------
                     (Exact  name  of  small  business  issuer  as
                            specified  in  its  charter)

           Delaware                                                   98-0178674
------------------------------------              ------------------------------
(State  or  other  jurisdiction                                   (IRS  Employer
of  incorporation  or  organization)                        Identification  No.)


1281  West  Georgia  Street,  Suite  900, Vancouver, BC Canada  V6E 3J7
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

CYPOST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                 (U.S. Dollars)



                                     ASSETS




CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .                $ 2,414,094
  Accounts receivable . . . . . . . . . . . . . . . . . .                    121,019
  Prepaid expenses. . . . . . . . . . . . . . . . . . . .                     49,144
                                                                         ------------
                                                                           2,584,257
PROPERTY AND EQUIPMENT, net . . . . . . . . . . . . . . .                    148,156
GOODWILL AND OTHER INTANGIBLES. . . . . . . . . . . . . .                    751,208
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . .                     97,204
                                                                         ------------
                                                                         $ 3,580,825
                                                                         ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities. . . . . . . .                $   351,106
  Loans . . . . . . . . . . . . . . . . . . . . . . . . .                  2,650,000
  Deferred revenue. . . . . . . . . . . . . . . . . . . .                     75,283
                                                                         ------------
                                                                           3,076,389

SHAREHOLDERS' EQUITY
  Share capital
    Authorized
      5,000,000 preferred stock with a par value of $.001
      30,000,000 common stock with a par value of $.001
    Issued and outstanding
      Nil preferred stock
      16,859,355 common stock . . . . . . . . . . . . . .  $    16,859
  Paid in capital . . . . . . . . . . . . . . . . . . . .    4,113,346
  Deficit . . . . . . . . . . . . . . . . . . . . . . . .   (3,645,269)
  Cumulative translation adjustment . . . . . . . . . . .       19,500       504,436
                                                           ------------       -------
                                                                         $ 3,580,825
                                                                         ============

The accompanying notes are an integral part of this consolidated financial statement.

                              CYPOST CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
  FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                 (U.S. Dollars)




                                                          Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                         --------------------         -------------------
                                                      1999                 1998          1999         1998
                                       --------------------  -------------------  ------------  -----------

REVENUE . . . . . . . . . . . . . . .  $           185,670   $                -   $   197,068   $        -
DIRECT COSTS. . . . . . . . . . . . .               49,275                    -        49,275            -
                                       --------------------  -------------------  ------------  -----------
                                                   136,395                    -       147,793            -
                                       --------------------  -------------------  ------------  -----------
EXPENSES
  Selling, general and administrative              432,521               34,840     1,167,442      153,004
  Development . . . . . . . . . . . .              114,339                    -       142,010            -
  Amortization and depreciation . . .               13,040                    -        19,071        2,852
                                       --------------------  -------------------  ------------  -----------
                                                   559,900               34,840     1,328,523      155,856
                                       --------------------  -------------------  ------------  -----------
                                                  (423,505)             (34,840)   (1,180,730)    (155,856)
INTEREST EXPENSE. . . . . . . . . . .            1,378,000                    -     1,908,000            -
                                       --------------------  -------------------  ------------  -----------
NET LOSS. . . . . . . . . . . . . . .           (1,801,505)             (34,840)   (3,088,730)    (155,856)
DEFICIT, beginning of period. . . . .           (1,843,764)            (121,016)     (556,539)           -
                                       --------------------  -------------------  ------------  -----------
DEFICIT, end of period. . . . . . . .  $        (3,645,269)  $         (155,856)  $(3,645,269)  $ (155,856)
                                       ====================  ===================  ============  ===========

LOSS PER SHARE, basic and diluted . .  $             (0.12)  $            (0.01)  $     (0.20)  $    (0.02)
                                       ====================  ===================  ============  ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING . . . . .           15,423,826            7,654,479    15,423,826    7,654,479
                                       ====================  ===================  ============  ===========

The accompanying notes are an integral part of these consolidated statements.

                                    CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                        (UNAUDITED)

                                      (U.S. Dollars)





                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                           --------------------            ------------------
                                                          1999                   1998        1999        1998
                                              --------------------  -------------------  ------------ ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . .  $        (1,801,505)  $          (34,840)  $(3,088,730)  $(155,856)
  Add items not affecting cash
    Amortization . . . . . . . . . . . . . .               13,040                    -        19,071       2,852
    Interest expense . . . . . . . . . . . .            1,378,000                    -     1,908,000           -
                                              --------------------  -------------------  ------------  ----------
                                                         (410,465)             (34,840)   (1,161,659)   (153,004)
  Change in non-cash operating accounts. . .              (68,978)               2,298        89,450         387
                                              --------------------  -------------------  ------------  ----------
NET CASH USED IN OPERATING ACTIVITIES. . . .             (479,443)             (32,542)   (1,092,659)   (152,617)
                                              --------------------  -------------------  ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds (purchase) of capital assets. . .              (34,169)                 644       (55,194)    (18,360)
  Acquisition of Hermes Net Solutions, Inc..                    -                    -      (445,112)          -
  Acquisition of InTouch.Internet Inc. . . .                    -                    -      (197,917)          -
  Purchase of other assets . . . . . . . . .              (69,477)                   -       (54,220)          -
                                              --------------------  -------------------  ------------  ----------
NET CASH PROVIDED FROM (USED IN)
  INVESTING ACTIVITIES . . . . . . . . . . .             (103,646)                 644      (752,443)    (18,360)
                                              --------------------  -------------------  ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan repayment . . . . . . . . . . . . . .              (66,841)                   -             -           -
  Loan proceeds. . . . . . . . . . . . . . .            2,750,000                    -     3,650,000           -
  Issuance of shares . . . . . . . . . . . .                    -               44,000       556,000     185,000
  Exchange rate changes on cash in
    foreign currency . . . . . . . . . . . .              (14,466)              (2,162)      (14,466)     (2,847)
                                              --------------------  -------------------  ------------  ----------
NET CASH PROVIDED FROM FINANCING
  ACTIVITIES . . . . . . . . . . . . . . . .            2,689,143               41,838     4,211,984     182,153
                                              --------------------  -------------------  ------------  ----------
NET INCREASE IN CASH . . . . . . . . . . . .            2,106,054                9,940     2,366,882      11,176
CASH, beginning of period. . . . . . . . . .              308,040                5,103        47,212       3,867
                                              --------------------  -------------------  ------------  ----------
CASH, end of period. . . . . . . . . . . . .  $         2,414,094   $           15,043   $ 2,414,094   $  15,043
                                              ====================  ===================  ============  ==========

SUPPLEMENTAL DISCLOSURE

For the nine months ended September 30, 1999, the Company settled $1,000,000 of loans by issuing 1.500,000 shares of common stock.

The accompanying notes are an integral part of these consolidated statements.

                               CYPOST CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (U.S. Dollars)



                                                                                         Additional                  Cumulative
                                                                       Common  Stock       Paid-in                   Translation
                                                                     ------------------
                                                                      Number    Amount     Capital      Deficit      Adjustment
                                                                     ----------  -------  -----------  ------------  ------------

INCORPORATION DATE, SEPTEMBER 5, 1997
  Issued for acquisition of ePost Innovations, Inc. . . . . . . . .   3,000,000  $ 3,000  $   (1,000)  $         -   $         -
  Issued on sale of units . . . . . . . . . . . . . . . . . . . . .     600,000      600      19,400             -             -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        -           -       (16,878)            -
                                                                     ----------  -------  -----------  ------------  ------------
BALANCE, DECEMBER 31, 1997. . . . . . . . . . . . . . . . . . . . .   3,600,000    3,600      18,400       (16,878)            -
  Issued on sale of units . . . . . . . . . . . . . . . . . . . . .   2,400,000    2,400      77,600             -             -
  Issued for cash . . . . . . . . . . . . . . . . . . . . . . . . .      57,000       57      18,943             -             -
  Issued for legal services . . . . . . . . . . . . . . . . . . . .      22,500       22       7,478             -             -
  Issued for acquisition of Communication Exchange Management, Inc.   6,270,000    6,270      (2,090)            -             -
  Issued for exercise of warrants . . . . . . . . . . . . . . . . .     915,000      915     243,085             -             -
  Offering expenses . . . . . . . . . . . . . . . . . . . . . . . .           -        -     (20,000)            -             -
  Share transfer for services . . . . . . . . . . . . . . . . . . .           -        -     281,000             -             -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        -           -      (539,661)            -
  Currency translation adjustment . . . . . . . . . . . . . . . . .           -        -           -             -        33,966
                                                                     ----------  -------  -----------  ------------  ------------
BALANCE, DECEMBER 31, 1998. . . . . . . . . . . . . . . . . . . . .  13,264,500   13,264     624,416      (556,539)       33,966
  Issued for acquisition of InTouch.Internet Inc. . . . . . . . . .       9,855       10      28,515             -             -
  Issued for loan conversion. . . . . . . . . . . . . . . . . . . .   1,500,000    1,500     998,500             -             -
  Issued for exercise of warrants . . . . . . . . . . . . . . . . .   2,085,000    2,085     553,915             -             -
  Beneficial conversion feature on loans. . . . . . . . . . . . . .           -        -   1,908,000             -             -
  Cumulative translation adjustment . . . . . . . . . . . . . . . .           -        -           -             -       (14,466)
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        -           -    (3,088,730)            -
                                                                     ----------  -------  -----------  ------------  ------------
BALANCE, SEPTEMBER 30, 1999 . . . . . . . . . . . . . . . . . . . .  16,859,355  $16,859  $4,113,346   $(3,645,269)  $    19,500
                                                                     ==========  =======  ===========  ============  ============

                                                                        Total
                                                                     ------------

INCORPORATION DATE, SEPTEMBER 5, 1997
  Issued for acquisition of ePost Innovations, Inc. . . . . . . . .  $     2,000
  Issued on sale of units . . . . . . . . . . . . . . . . . . . . .       20,000
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (16,878)
                                                                     ------------
BALANCE, DECEMBER 31, 1997. . . . . . . . . . . . . . . . . . . . .        5,122
  Issued on sale of units . . . . . . . . . . . . . . . . . . . . .       80,000
  Issued for cash . . . . . . . . . . . . . . . . . . . . . . . . .       19,000
  Issued for legal services . . . . . . . . . . . . . . . . . . . .        7,500
  Issued for acquisition of Communication Exchange Management, Inc.        4,180
  Issued for exercise of warrants . . . . . . . . . . . . . . . . .      244,000
  Offering expenses . . . . . . . . . . . . . . . . . . . . . . . .      (20,000)
  Share transfer for services . . . . . . . . . . . . . . . . . . .      281,000
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (539,661)
  Currency translation adjustment . . . . . . . . . . . . . . . . .       33,966
                                                                     ------------
BALANCE, DECEMBER 31, 1998. . . . . . . . . . . . . . . . . . . . .      115,107
  Issued for acquisition of InTouch.Internet Inc. . . . . . . . . .       28,525
  Issued for loan conversion. . . . . . . . . . . . . . . . . . . .    1,000,000
  Issued for exercise of warrants . . . . . . . . . . . . . . . . .      556,000
  Beneficial conversion feature on loans. . . . . . . . . . . . . .    1,908,000
  Cumulative translation adjustment . . . . . . . . . . . . . . . .      (14,466)
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,088,730)
                                                                     ------------
BALANCE, SEPTEMBER 30, 1999 . . . . . . . . . . . . . . . . . . . .  $   504,436
                                                                     ============

                              CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                 (U.S. Dollars)



1.   BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

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

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                 (U.S. Dollars)



1.   BASIS  OF  PRESENTATION  AND  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     EARNINGS  (LOSS)  PER  SHARE

     Earnings (loss) per share has been computed in accordance with SFAS 128. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the respective periods. Diluted earnings (loss) per share is computed similarly, but also gives effect to the impact that convertible securities, such as warrants, if dilutive, would have on net earnings (loss) and average common shares outstanding if converted at the beginning of the year. The effects of potential common shares such as warrants would be antidilutive in each of the periods presented in these financial statements. At September 30, 1999, there are no warrants outstanding (1998-2,550,000).

                              CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                 (U.S. Dollars)



1.   BASIS  OF  PRESENTATION  AND  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     SELLING  AND  MARKETING  COSTS

     Selling and marketing costs are expensed as incurred and totaled $261,093 for the nine months ended September 30, 1999. These costs are reported under selling, general and administrative expenses on the statement of operations.

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

                              CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                 (U.S. Dollars)



1.   BASIS  OF  PRESENTATION  AND  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                 (U.S. Dollars)



1.   BASIS  OF  PRESENTATION  AND  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENT  ACCOUNTING  PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The implementation of SOP 98-1 does not have a material impact on the Company's financial position or results of operations, as the Company has not incurred any such costs for computer software developed or obtained for internal use.


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


4.     LOANS

     During the nine months ended September 30, 1999, the Company borrowed $3,650,000 pursuant to two promissory note agreements. The loans are unsecured, bear interest at 8% per annum, and the principal and accrued interest are due on demand. The lender may elect to convert the loans into shares of common stock of the Company as follows:



                              Shares
                       ---------------------
            Principal  Pre-Split  Post-Split
            ---------  ---------  ----------

            $1,000,000  1,000,000  1,500,000
             2,650,000  1,766,667  2,650,000

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

     At September 30, 1999, the loans balance is $2,650,000. The fair value of the loans at September 30, 1999 is not practicable to estimate because of the conversion features associated with the loans; accordingly, it is not possible to estimate the present value of the future cash flows with any reasonable degree of precision. On November 24, 1999, these loans were converted into 2,650,000 shares of common stock.

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                 (U.S. Dollars)

5.     SHARE  CAPITAL

On September 24, 1999, the Company effected a three-for-two subdivision of its shares of common stock. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to give effect to this subdivision.


6.     PRO  FORMA  DISCLOSURES  ON  BUSINESS  COMBINATION  (UNAUDITED)

As described in Note 2, the Company completed the business acquisitions of Hermes Net Solutions Inc. and InTouch.Internet Inc. The following presents unaudited pro forma financial information as though each of the transactions occurred on January 1, 1999 and 1998. This pro forma financial information includes adjustments giving effect to goodwill amortization associated with the acquisitions and interest expense on debt incurred to financial the acquisitions.

PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999




                               CyPost      Hermes    InTouch       Total
                            ------------  --------  --------  ------------

Revenue. . . . . . . . . .  $    14,000   $339,000  $369,000  $   722,000
Net income (loss). . . . .   (1,241,000)    36,000    21,000   (1,184,000)
Earnings (loss) per share.            -          -         -        (0.08)

PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998





                              CyPost      Hermes    InTouch      Total
                            ----------  ---------  ---------  ----------

Revenue. . . . . . . . . .  $       -   $339,000   $469,000   $ 808,000
Net income (loss). . . . .   (156,000)    (2,000)   (12,000)   (170,000)
Earnings (loss) per share.          -          -          -       (0.02)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations for the three months and nine months ended September 30, 1999


      Substantially  all  of  the  Company's  revenue  is  earned  from its' ISP
operations  during  the  three  months   and  nine  months  ended  September 30,
1999. These revenues are attributable virtually entirely to the operations of the two Internet service provider companies (Hermes Net Solutions Inc. and Intouch.Internet Inc.) which the Company acquired on June 30, 1999. The Company generated net sales of approximately $185,670 for the three months ended September 30 and approximately $197,068 for the nine months ended September 30, 1999. The Company had no revenues for the corresponding periods of the prior year as the Company was in development state and had no revenue operations.

      Direct costs, which consist of telecommunications charges in respect of providing Internet connection services to customers, of approximately $49,275 were incurred in the three months and nine months ended September 30, resulting in a gross margin of $136,395 (73%) for the three months and $147,793 (75%) for the nine months for the nine months ended September 30, 1999. Selling, general and administrative expenses of $432,521 and $1,167,442 for the three months ended and nine months ended September 30, 1999, respectively includes $9,590 and $261,093 for sales and marketing, $381,083 and $406,193 for salaries and benefits $38,500 and $137,778 for professional services, and $3,348 and $362,378 for general and administrative expenses. Legal and professional fees, which were incurred primarily for the filing of registration statements and corporate matters amounted to $27,556 and $137,778 for the three months ended and nine months ended September 30, 1999, respectively and are reported as selling, general and administrative expenses on the statement of operations. Development expenses of $114,339 and $142,010 for the three months ended and nine months ended September 30, 1999, respectively, represent amounts incurred in developing encryption software products. The increase in the above noted costs during 1999 over 1998 results from the Company emerging from the development stage in 1999 and commencing revenue generating activities. Net loss of $423,505 for the three months ended and $1,180,730 for the nine months ended September 30, 1999 results from a revenue base, which was insufficient to cover general, administrative expenses, and development expenses. Interest expense of $1,378,000 and $1,908,000 for the three months ended and nine months ended September 30, 1999 is in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note),the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible at the commitment date of the loan. The interest expense is a non-cash item and result in an interest in paid-in-capital.

The Company hopes to achieve profitable operations with a combination of additional ISPs through acquisition and providing value added services in its ISPs, and adding new products to its encryption-related operations.

Liquidity  and  capital  resources

      The accompanying financial statements have been prepared on a going concern basis, which assumes that the company will continue in operation for at least one year and will be able to realize its' assets and discharge its liabilities in the normal course of business. The Company incurred net loss of $1,801,505 for the three months ended September 30, 1999 and net loss of $3,088,730 for the nine months ended September 30, 1999. At September 30, 1999, the Company has a working capital deficiency of approximately $400,000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

      Although the Company's cash position as of September 30, 1999 had increased to $2,414,094, as compared to $47,212 as of December 31, 1998, the increase in cash is primarily attributable to loans made to the Company by Blue Heron Venture Fund, Ltd. During the nine months ended September 30, 1999, the Company borrowed $3,650,000 from Blue Heron Venture Fund, Ltd. Subsequently, $1,000,000 of theses loans were converted by the lender into 1,500,000 shares of Common stock of the Company. These loans were made under agreements with that lender under which the Company may draw up to $16 million in unsecured loans. These loans bear interest at 8% per annum and are payable on demand. They are convertible into common stock of the Company. If the total loans of $2,650,000 as of September 30, 1999 were converted, the lender would be entitled to an aggregate of 1,766,667 million shares of such common stock. The lender is free to withdraw this credit facility at any time, and since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of its lender to forebear from demanding payment. The Company believes that Blue Heron Venture Fund, Ltd. will continue not to demand payment of the loan for the immediately foreseeable future, but it is under no obligation to do so. Should the Company's lender demand payment, the Company would be required to obtain financing from other sources. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that the necessary financing could be obtained from other sources. Even if the necessary funding were available, it might be available only on terms which management would not find acceptable.

     For the three months ended and nine months ended September 30, 1999, the Company's net cash used in operating activities totaled $479,443 and $1,092,659, respectively. The net cash used primarily results from a low revenue base which was insufficient to cover selling, general and administrative expenses and development expenses.

     The  Company's  net  cash used in investing activities totaled $103,646 and
$752,443  for  the three  months  and  nine  months  ended  September  30, 1999, respectively. The majority of the net cash used in investing activities during the nine months ended September 30, 1999 related to the Company's acquisition of Hermes Net Solutions Inc. and Intouch.Internet Inc. The Company's financing activities during the nine months ended September 30, 1999 included $3,650,000 of loans provided by Blue Heron Venture Fund, Ltd. and $556,000 provided by issuance of shares of common stock.

     The Company's net cash increased by $2,366,882 from $47,212 at December 31, 1998 to $2,414,094 at September 30,1999.

     Acquisition  of  Hermes  Net  Solutions  Inc.  and  Intouch.Internet  Inc.:
Effective June 30, 1999, the Company purchased all the issued and outstanding shares of Hermes Net Solutions Inc. for a cash consideration of $528,000 USD, of which $75,000 USD was paid to the seller in December 1999 as part of the holdback of the purchase price as defined in the purchase agreement. Also effective June 30, 1999, the Company purchased all the issued and outstanding shares of Intouch Internet Inc. for a purchase price of $293,000 USD. The consideration for this purchase consisted of cash of $265,000 USD and the issuance of 6,570 pre-split, or 9,855 post-split, common shares valued at $28,000 USD. Both acquisitions, have been accounted for under the purchase method of accounting. In both acquisitions the net assets acquired included goodwill and customer lists which will be amortized over three years on the straight line basis.

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

     Acquisition of Connect Northwest and Internet Arena: On October 24, 1999, the Company purchased the assets of the business of Connect Northwest for a net purchase price of $1,400,000 USD. The purchase price was satisfied by a cash payment of $670,000 USD and the issuance of 147,985 of the Company's common shares. On November 9, 1999, the Company purchased the assets of the business of Internet Arena for a purchase price of $600,000 USD. The purchase price was satisfied by a cash payment of $242,000 USD, the issuance of 100,698 of the Company's post-split common shares and a deferred cash payment of $58,000 USD due in January, 2000. These purchases have been accounted for under the purchase method of accounting.

Results  of  Operations  for  the  Year  Ended  December  31,  1998

     During the year-ended December 31, 1998, the Company did not generate any revenue. It's operations consisted of incurring selling, general and administrative expenses of $383,046 Development expenses of $150,382 and amortization of $6,233. The net loss for 1998 totalled $539,661.

Results of Operations for the period from inception, September 5, 1997 to December 31, 1997.

     The Company's operations for the period from September 5, 1997 to December 31, 1997 were limited and consisted of incurring $16,878 of development expenses.

     During this period, the Company acquired ePost Innovations Inc., the assets of which consisted of proprietary knowledge of various computer software under development.


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

Item  2.  Changes  in  Securities

On June 30, 1999, the Company issued 6,570 pre-split, or 9,855 post-split shares of its common stock tothe former owners of InTouch.Internet Inc. as partial payment for the Company's acquisition of that company.

      These shares were issued under the Section 4(2) exemption for transactions by an issuer not involving a public offering under the Securities Act of 1933, as amended (the "Securities Act").

      On August 16, 1999, the Company issued 1,000,000 pre-split, or 1,500,000 post-split shares of its common stock to Blue Heron Venture Fund Ltd ("Blue Heron"), as discussed in Item 3., pursuant to Regulation S under the Securities Act.

      On September 29, 1999, the Company agreed to issue 219,000 post-split shares of its common stock to the former owners of NetRover, Inc. The shares issued in the Net Rover transaction were disclosed in the 8-K Report filed by the Company on October 2, 1999. The shares issued in the Net Rover acquisition were issued pursuant to the Section 4(2) Securities Act statutory exception for transactions which do not involve any public offering.

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


                                       CyPost  Corporation
                                              (Registrant)


Date:  May  30,  2000                 By:  /s/  Robert  Sendoh
                                      ------------------------
                                     Chief  Executive  Officer