Form 10KSB/A
period 1999-12-31
CYPOST CORP
filed 2000-06-06
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. THREE

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

     State  issuer's  revenues  for  its  most  recent fiscal year.  $ 1,020,347
                                                                     -----------

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes |_|; No |X|

                    DOCUMENTS  INCORPORATED  BY  REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE, however certain exhibits hereto are incorporated by reference to the Form 10-SB and amendment there to previously filed by the Registrant with the Commission.


Item Number and Caption  Page
-----------------------  ----

PART I

     1.  Description of Business...........................................

     2.  Description of Property...........................................

     3.  Legal Proceedings.................................................

     4.  Submission of Matters to a Vote of Security Holders...............

PART II

     5. Market for Common Equity and Related Stockholder Matters...........

     6. Management's Discussion and Analysis or Plan of Operations.........

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

     10. Executive Compensation............................................

     11. Security Ownership of Certain Beneficial Owners and Management....

     12. Certain Relationships and Related Transactions....................

     13. Exhibits and Reports on Form 8-K..................................

Item 1. Description of Business.

          (a)  Business  Development.

          CyPost Corporation (hereinafter referred to as the "Registrant", the "Issuer", or as "CyPost"), was chartered in Delaware on September 5,1997. The original name was "E Post Corporation" but shortly after its formation it changed its name to minimize potential trademark difficulties with third parties. From its inception CyPost was headquartered in Vancouver, British Columbia but in order to access U.S. capital and product markets it was organized as a Delaware corporation. On the same date as its original date of charter, ie. September 5, 1997, it also organized a separate wholly owned U.S. subsidiary, CyPost USA, Inc. CyPost Corporation was chartered to engage in any lawful activity in which Delaware corporations may engage but it was intended that it act primarily as a holding company with its business operations conducted through one or more subsidiaries, either in Canada, the United States or elsewhere. CyPost acquired a second subsidiary, ePost Innovations, Inc. ("ePost Canada", a British Columbia corporation, from Mushroom Innovations, Inc. ("MII"), also a British Columbia corporation on September 15, 1997. At the time of this acquisition, ePost Innovations, Inc. possessed certain intellectual property rights and by virtue of the acquisition, CyPost indirectly acquired these intellectual property rights. Neither CyPost, CyPost USA nor ePost Canada had commenced substantial business operations at this time and therefore all were considered "development stage companies". Under the terms of the ePost Canada transaction, CyPost acquired all the issued and outstanding shares of ePost Canada from MII, and in return issued 2,000,000 of its pre-split, or 3,000,000 of its post-split shares to MII. On October 29, 1998, CyPost acquired all of the issued and outstanding capital stock of Communication Exchange Management Inc. ("CEM"), a British Columbia corporation, from MII in exchange for 4,180,000 pre-split or 6,270,000 post-split shares of CyPost common stock. Both CEM and CyPost were still development stage companies at the time of this acquisition. CEM remains a wholly-owned subsidiary of the Registrant. In addition, shareholders of MII were also shareholders of the Registrant at the time of the CEM acquisition. Further details regarding the ePost Canada and CEM acquisitions are set forth in "Item 7. Certain Relationships and Related Transactions". CyPost remained a development stage company until the first quarter of 1999 when it began to offer the first of its "Navajo" software encryption products. In February 2000, CyPost acquired Playa Corporation, a Japanese-based provider of electronic instant messaging services. Through various acquisitions, CyPost conducts its business through the subsidiaries listed on Exhibit 21. (b) Business of the Issuer.

               The Issuer is a holding company, the principal assets of which consist of the capital stock of the subsidiaries listed on Exhibit 21. To date, the Issuer, through its operating subsidiaries, has been largely involved in three separate, but complementary businesses, i.e.(i)the development and sale of software products using email encryption to enhance user security and convenience ("Software Products"), (ii) providing internet connection services to subscribers and (iii) providing instant messaging and electronic greeting card services. (Unless otherwise qualified herein, the term "Company" shall be used to refer to the business operations of the Registrant and its subsidiaries.) The Company is currently offering three versions of its "Navaho" software encryption programs (Navaho Lock with Voice (Paid), Navaho Lock with Voice (Promotional) and , Navaho Zipsafe.) The Company is developing or partnering with a number of companies to provide products and services to its Internet Service provider customers through an application server model which promotes server level distribution of products rather than end user solutions. On February 23, 2000, the Company completed the acquisition of Playa Corporation developers of the "Yabumi" instant messaging and e-greeting card service. The "Yabumi" community of users numbers approximately 85,000 and is located primarily in Japan.

     Markets  for  Software  Products.

     The Company has developed the Navaho family of software products for the following markets:

          1) Personal Use--consumers who have little or no technical knowledge of computers and computer programs but who wish to keep electronic correspondence private.

          2) Professional Use--professional business users such as attorneys, accountants, medical doctors, as well those who need secure communication capability while traveling

          3) Small Businesses--companies between 10-50 employees with a small, or no Information Services department and who operate out of a single location The Company is developing software for a fourth target audience:

          4) Enterprise--large businesses with more than 50 employees and who use corporate intranets including LAN's and WAN's, Extranets, and government institutions

Products

     Over the last two years, the Company has discussed offering six (6) different security encryption software products each of which bear the name "Navaho". These have been re-clarified and re-grouped, changing the total to three (3)product offerings. (See discussion of these under "Status of any publicly announced new product or service").

Distribution  Method  of  Software  Products  and  ISP  Service.

     The CyPost family of Software Products are delivered digitally over the Internet. CyPost's website, www.cypost.com, offers a full description of its products and the chance for viewers to make a "cyber-purchase " of its software. In addition, consumers are able to purchase products directly from popular online retail sites such as www.beyond.com, , , and www.futureshop.com to name a few. CyPost has entered into a distribution agreement with Digital River, Inc., a company that provides proprietary software delivery technology to more than 2000 software publishers and online retailers. The Company has also negotiated with several distribution competitors of Digital River, Inc. who offer similar capabilities including ReleaseNow.com, NetSales, Inc. and ShopNow.com. The Company estimates that its Navaho products are currently available at more than 1000 secure websites.

     CyPost's acquisition strategy includes the acquisition of Internet Service providers with a target of acquiring 50,000-100,000 subscribers to add to its approximately 20,000 existing subscribers. This network of service provider subscribers become a direct marketing and distribution channel for CyPost. The Company plans to market the Navaho family of products including Navaho Lock with Voice (Promotional) (formerly called Navaho Express ) to its ISP client base in early 2000. CyPost will also distribute a line of privacy and protection solutions through industry partnerships such as content management solutions and anti-virus protection.

     Further to the ISP distribution network, the Company plans to secure a relationship with a major advertising firm to work as representatives of the aforementioned Navaho Express, the promotional version of the Navaho products. The Company has spoken with several advertising firms, but has not entered into any definitive agreements. A relationship with an advertising firm, if consummated, would leverage the advertising firm's client base and their need for one to one marketing tools.

Status  of  any  publicly  announced  new  product  or  service.

CyPost has announced and or marketed the following products, over the last two years:

Navaho  Lock  (version 2.x)
Navaho Lock with Voice (Paid)
Navaho Lock with Voice (Promotional), formerly known as Navaho Express Navaho Viewer Navaho ZipSafe
Navaho  Office  Edition

Early  Versions  of  Software  (no  longer  available)

     Navaho Lock version 2.x: Navaho Lock 2.x was the first generation of Navaho products and have now been superceeded by Navaho Lock with Voice. These early versions of Navaho Lock software enabled consumers to send and receive secure email and attachments such as documents, spreadsheets, digital sound files, and business presentation. The program (many of the features available now in the successor products) is intuitive, simple to operate, and exceptionally fast. The product's unique combination of features include: full integration with all major e-mail programs; built-in file compression for faster transmission times; a user-friendly GUI (Graphical User Interface); and CyPost's exclusive "drag-and-drop" feature that enables users to encrypt and compress files simply by dragging and dropping them into an encryption field. Users can select the strength of privacy protection according to their needs, by simply specifying 40-, 56-, 112-, 128-, or 3DES 168-bit encryption algorithms.

     Navaho Lock is available for purchase at www.cypost.com and over 1000 secure distribution sites on the Internet. This product has received favorable product reviews from PC Magazine, Portable Computing, Secure Computing Magazine, CNN Interactive, and PC World Online.

     Navaho Lock version 2.x uses private key, or symmetric key, encryption. Many regard this as superior to public key encryption. In comparison, the largest-selling competing software relies on an "asymmetric" method of encryption commonly known as "public/private key". In a public/private key approach, a publicly available algorithm is used in combination with two corresponding private keys that generally must be issued by a third party. Not only is public key encryption notoriously slow (approximately 1,000 times slower than symmetrical encryption), but the approach also exposes users to the additional costs and risks involved in relying on a third party to verify the identity of the sender.

Navaho Viewer: Navaho Viewer provided an alternative for those consumers Who did not want to purchase a full working copy of Navaho Lock 2.x, but who required the ability to read encrypted files sent to them by friends or colleagues. Navaho Viewer was available for download free at CyPost's web site and numerous shareware web sites on the Internet. This product has been replaced by Navaho Lock with Voice (Promotional) which offers users a free option.

Software  currently  offered  by  CyPost

     Navaho Lock with Voice (Paid and Promotional): Released in March 2000, Navaho Lock with Voice software is the successor to Navaho Lock v2.x. Incorporating all the features of CyPost's original product, Navaho Lock with Voice allows the user to send and receive compressed and encrypted document packages, as well as private voice messages, over the Internet.

Summary  of  new  features  include:

     o     Ability  to  send  and  receive  encrypted  Voice  E-mail

     o     Addition  of a shredder for securely deleting data from the hard disk

     o     A new and improved streamlined user interface for greater ease of use

     o     Numerous  changes  to  increase  user productivity and maximize usage

Navaho Lock with Voice consists of two products, one paid and the other promotional. The paid version retails in the same channels as Navaho Lock 2.x for $49.95 US. Navaho Lock with Voice (Promotional) differs from Navaho Lock with Voice (Paid) in that it is distributed to users free of charge in exchange for users agreeing to view advertising supplied within.

Navaho Lock with Voice (Promotional) formerly known as Navaho Express: This released product name of the promotional version of the single user Navaho Lock with Voice product , was used until late 1999 however 'Navaho Express' is no longer being used. Now referred to as 'Navaho Lock with Voice (Promotional)', it offers a unique one to one marketing opportunity for any business concerned about their clients' privacy and protection. This product integrates the functionality of Navaho Lock with Voice and a promotional HTML window allowing the sponsor company to communicate offers and promotions directly to their client base.



     Navaho ZipSafe: (released in March 1999) This file-security software, designed to ensure the privacy of data on laptops and home PCS, is an extension of CyPost's Navaho product line.

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



Products  under  Development

Navaho Lock Office Edition: On March 24 1999, CyPost announced the commencement of development of its office edition. The product concept is still under development, but temporarily on hold with the focus devoted to the launch and market development of Navaho Lock with Voice (paid and promotional).

     Competitive  Encryption  Products

CyPost's Navaho line of privacy and protection solutions faces competition from a number of rival products. The largest and most noteworthy competitors are:
Network Associates Inc., InvisiMail International Ltd., and Baltimore. The following table compares these products to Navaho Lock with Voice version 3.0. All information was gathered from the respective company web sites and September 1, 1999 issue of PC Magazine.

TABLE  2.  COMPARATIVE  ANALYSIS  OF  NAVAHO  LOCK  WITH  VOICE  3.0


FEATURE                    NAVAHO     LOCK   PGP       DATA   RPK   INVISIMAIL   MAILSECURE 2.4
                           WITH VOICE  3.0   SECURITY SUITE   DELUXE 4.0
                                             6.53
COMPANY                    CYPOST CORP.      NETWORK          INVISIMAIL INTL.   BALTIMORE
                                             ASSOCIATES

PRICE                      $          49.95  $        $84.00  $           44.99  $         49.95
KEY STRENGTH               40/168       BIT  1024-4906   BIT  607-1279      BIT  128/2048    BIT
                           SECRET KEY        PUBLIC KEY       PUBLIC KEY         PUBLIC KEY

VOICE EMAIL                Y                 N                N                  N
DOCUMENT SHREDDER          Y                 Y                Y                  N
ENCRYPTION METHOD          SYMMETRIC         ASYMMETRIC       ASYMMETRIC         ASYMMETRIC
FILE COMPRESSION           Y                 N                Y                  N
DRAG & DROP ENCRYPTION     Y                 Y                N                  N
EXPORTABLE OUTSIDE US      Y                 Y                N                  N
X.509 CERTIFICATE SUPPORT  N                 Y                N                  Y


Key Lengths With Similar Resistance to Brute-Force Attacks
 Symmetric Key Length      Public Key Length
  56 bits                           384 bits
  64 bits                           512 bits
  80 bits                           768 bits
 112 bits                          1792 bits
 128 bits                          2304 bits
 168 bits                         3840+ bits

Network Associates Inc. (Nasdaq: NETA), a public company headquartered in Santa Clara, California is the world's largest independent network security and management software company, and the eighth largest independent software company with more than 60 million users worldwide, $683 million in revenue in fiscal
1999,  and  over  2700  employees  worldwide.

According to claims made on the Company web site, Network Associates has the largest market share of email encryption software, with its PGP software being the most well-known email encryption software program currently on the market.
PGP Data Security Suite ($84.00) is available for purchase at the Network Associates owned web site www.pgp.com as well as other online vendor sites.

Notable differences between PGP Data Security Suite 6.53 and Navaho Lock with Voice 3.0 are: 1) the lack of voice capability in PGP, 2) the lower purchase price of Navaho Lock with Voice, 3) built in file compression in Navaho Lock with Voice 3.0, and 4) use of symmetric key encryption in Navaho Lock with Voice.

Baltimore (Nasdaq: BALT), formerly Baltimore Technologies, is a public company with regional headquarters in Dublin (Ireland), Needham (Massachusetts) and Sydney (Australia), develops and markets security products and services for a wide range of e-commerce and enterprise applications. Its products include
Public Key Infrastructure (PKI) systems, cryptographic toolkits, security applications and hardware cryptographic devices.

Baltimore was formed by the merger in January 1999 of Baltimore Technologies Limited and Zergo Holdings plc. Baltimore now employs nearly 700 people in over 26 global locations. The company reported unaudited pro forma group revenues for the 12 months to 31 December 1998 of $30 million (More recent financial figures were not available from the company web site nor www.freeedgar.com).

Baltimore's email encryption software, named MailSecure is an S/MIME plugin for Microsoft email clients, Lotus Notes and Eudora. Unlike Navaho Lock with Voice, MailSecure is 1) based on public key infrastructure technology, 2) does not have built in voice email capability and 3) lacks the ability to securely delete documents via a document shredder.

InvisiMail International Ltd., founded in 1997, specializes in secure Internet commerce and communications solutions for a wide range of applications. Developed using RPK Security, Inc.'s core technology, the RPK Encryptonite Engine , the InvisiMail range of products supports secure message-based applications including Client Services, E-Commerce, and EDI.

InvisiMail International Ltd., email encryption program called InvisiMail Deluxe automatically encrypts and decrypts e-mail using 607-1279bit public/private key encryption and signs files using DSA Digital File Signing. The program was selected in the September 1999 issue of PC Magazine as the Editors Choice for email encryption.

     Market  -  ISP  Division

     CyPost Network of Service Providers: Through ISP acquisitions, CyPost has established approximately 20,000 ISP subscribers to date. The Company hopes to acquire a target of 50,000 to 100,000 ISP customers. Its goal is not to establish itself as a competitor of the large service providers, including telecommunication and cable companies, but rather to establish a niche market in response to the growing concerns for privacy and protection. The CyPost network offers a range of services including connectivity services, server co-locations, web hosting, email services (listservs for corporate emailings) as well as lump sum payments for custom programming and other specific projects. These services will be extended to include privacy and protection solutions such as the previously mentioned content management and anti-virus solutions as well as a number of other consulting services for network security issues. The Company has a vendor arrangement with UUNet Canada to provide connectivity across the country and plans to enter into a similar arrangement in the U.S. These arrangements allow the CyPost Network of Service Providers to focus on excellent customer service and security solutions rather than merely providing points of connectivity.

     The 'niche' market that the Company hopes to serve will focus on end to end secure communication services and solutions for small to medium sized businesses. These customers tend to require additional services (as smaller companies are less likely to have dedicated individuals to manage networking issues, web programming, and other technical issues). CyPost does not believe that larger ISP's will fail to address security issues altogether. The company does believe that its focus on customer service for smaller businesses and security will allow it to provide a greater range of security products and services to its smaller client base.

     Competition  -  ISP  Division

     The CyPost Network of Service providers operates in the growing and extremely competitive Internet services market. According to a December 1999 report by International Data Corporation, America Online and UUNet still have a commanding lead over their competitors in their ISP market segments (consumer and business access, respectively). Moreover, the U.S. ISP market is projected to increase at a 27.9% compound annual growth rate from $17.1 billion in 1999 to $60.5 billion in 2004. The overall market will be driven by wholesale and value added services. Wholesale services' revenue will be highest in the early part of the forecast period, and value-added services, led by Web hosting , will accelerate in 2001 and 2002. Business access services will increase at a brisk pace throughout the forecast period. Consumer Internet access services will continue to grow but at a slower rate than the other market segments.

     Our competitors in connectivity, wholesale services and value added services include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. The Company competes directly or indirectly with the following types of companies:

     - established online services, such as America Online, the Microsoft Network, Earthlink and Prodigy;

     -     local,  regional  and  national  ISP's;

     -     national  telecommunications  companies,  such  as  AT&T  and  GTE;

     -     regional  Bell  operating  companies;  and

     -     online  cable  services.

     Competition in the future is likely to increase and we believe this will happen as diversified telecommunications and media companies acquire ISP's, and as ISP's consolidate into larger, more competitive entities.

     Competitors may bundle security services and products with Internet connectivity services, potentially placing the CyPost Network of Service providers at a significant competitive disadvantage. In addition, competitors may charge less than we do for Internet services, forcing us to reduce and/or prevent us from raising our fees. Subsequently future revenue growth and earnings may suffer. CyPost will attempt to compete against such companies by offering a combination of proprietary software as well as software from partners to its ISP subscribers. While other larger ISP's offer some security solutions (many are offering client-end filtering as an example) CyPost is reviewing the entire spectrum of products and services available in house or through partnerships, to ensure the CyPost Network of Service Providers have a thorough selection of security options to utilize or choose from. Specifically, CyPost can offer its subscribers anti-virus filtering at the server level, content management filtering (through an arrangement with LogOn Data's Xstop), proprietary email security products (Navaho product line), secure transaction solutions (custom programming) and soon to be delivered, secured instant messaging (Yabumi). Email encryption is merely one piece of the larger security product line available or soon to be available to the CyPost Network of Service Providers.

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

     Dependence  on  Key  Customers

The Company derives the majority of its revenues from its ISP and electronic messaging operations and as such enjoys the benefit of a broadly diversified customer base of approximately 115,000 located throughout Ontario, the Canadian and Pacific Northwest and in Japan.

     With respect to its direct software sales which comprised approximately 1.5% of its 1999 revenues, the Company has derived a significant portion of its sales revenues from a "Preferred Provider Contract". Under this March 1999 agreement, the Canadian Bar Association, British Columbia branch will license 250 copies of Navaho Lock and Navaho ZipSafe. In addition, clients of these bar members will be able, for a fee, to license their own versions of these programs. This contract accounts for a significant portion of the Company's Software Products revenues to date.

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

     The Company has hired a director of marketing and anticipates hiring a director of sales in the near future. In addition, during 1999 the Company concluded acquisitions of five internet service providers. See "The 1999
Acquisitions  and  the  Company's  Broadened  Strategic  Focus".  ePost


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

          Acquisition  of  Hermes  Net  Solutions,  Inc.  and  Intouch  Internet
Inc.: Effective June 30, 1999, the Company purchased all the issued and outstanding shares of Hermes Net Solutions, Inc. for a cash consideration of $528,000 USD, of which $75,000 USD was paid to the seller in December 1999 as part of a holdback of the purchase price as defined in the purchase agreement. Also effective June 30, 1999, the Company purchased all the issued and outstanding shares of Intouch.Internet Inc. for a purchase price of $293,000 USD. The consideration for this purchase consisted of cash of $265,000 USD and the issuance of 6,570 pre-split, or 9,855 post-split, common shares valued at $28,000 USD. Both acquisitions have been accounted for by the purchase method of accounting. In both acquisitions, the net assets acquired included goodwill and customer lists which will be amortized over three years on the straight line basis.


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


          The ISP's generate monthly revenues from connectivity services, server co-locations, web hosting, email services (listservs for corporate emailings) as well as lump sum payments for custom programming and other specific projects. An example of custom or specific projects is Hermes generating revenue from creating a secure area on a web site for a graphic design firm's clients to view their works in progress, without fear of competitor's eyes. The bulk of the revenue can be attributed to connectivity currently, although the entire cypost network of service providers is moving towards focusing on the custom projects, web hosting and server co-location, anticipating a strong hold over connectivity by the larger ISP's in a few years time. Cypost is also actively seeking further opportunities to ally with isp's and other cyber-businesses both within north america and abroad. A brief survey of the various members of the cypost network of service providers is provided below:


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

NetRover  Inc.

NetRover, based in Toronto and chatham, Ontario, is the largest of cypost's ISP's. Currently with 14,000 residential and small business clients, NetRover offers inexpensive packages focusing on web hosting and dial up as well as some server co-location. NetRover's management offers cypost experience with integrating ISP's (they had completed 3 acquisitions when we purchased them in October 1999). NetRover has a division called NetRover Office inc. Which focuses more specifically with the company's business clientele. NetRover currently offers dial up service through a partnership with uunet in Canada, and has dial up availability across Canada. With this national reach, Cypost will use the NetRover brand for expansion.

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


          The Yabumi website at Yabumi.com currently generates over 500,000 visitors per month and offers several "value added" communications services. Yabumi "Instant Messaging" Software allows users to instantly receive ecommunications by way of a desktop notification. This allows message recipients to bypass the need for frequent checking of email mailboxes and permits "real time messaging". The Yabumi software to do this, Yabumi v.2.1, is available via a free download and can be downloaded in approximately 2 minutes or less by a user using a 56K modem. In keeping with CyPost's design philosophy, the software is easy to install and its user interface is extremely "user friendly". In addition to its ease of use, the program also features real time chat line capabilities and will easily allow attachment of files and URL's. The number of Yabumi users has grown by approximately 25% during the last 3 months of 1999 and CyPost anticipates that an additional 100,000 Japanese users may be added by the end of 2000. Yabumi is particularly popular among young Japanese women who are a demographically important group for marketing purposes, as they are considered to be more receptive to innovative e-communications products and therefore are more likely to be users of products like Yabumi.. The Company has recently introduced a MacIntosh-compatible version of its "Instant Messaging Software" as well as a "Business to Business" version designed for use in a networked computing environment.

     CyPost believes that the Yabumi software can be readily "localized" for use in English- language and other cultural settings. The task of translating and making the software compatible with existing CyPost technology. has already begun and will use both internal and outsourced software development personnel. CyPost anticipates that English-language versions of the Yabumi technology will be developed during the first six months of 2000 and will be available for product introduction during the second half of 2000.


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


          On August 16, 1999, the Company issued 1,000,000 pre-split, or 1,500,000 post-split, shares of its common stock to Blue Heron Venture Fund Ltd ("Blue Heron") pursuant to Regulation S under the Securities Act. No underwriting commissions, fees, or discounts were paid in connection therewith.


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


          On November 24, 1999 the Company issued 3,000,000 shares of its common stock to Blue Heron in consideration of which Blue Heron cancelled indebtedness owing from the Company in the aggregate principal amount of $3,000,000 together with accrued interest. These shares were issued directly to Blue Heron pursuant to Regulation S under the Securities Act and no underwriting commissions, fees or discounts were paid in connection therewith.


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


     The Company commenced substantial business operations during the third quarter of 1999 and its revenues are attributed to operations since that time. These revenues are attributable virtually entirely to the operations of the various Internet service providers which the Company acquired during the year ending December 31, 1999. The Company generated revenues of $1,020,347 for the year ended December 31, 1999. It had no revenues for the prior year as the Company was a development stage company and had no revenue operations.

     Direct costs of $563,118 for the year ended December 31, 1999 consist of telecommunication charges in respect of providing internet connection services to customers. Selling, general and administrative expenses of $2,007,779 for the year ended December 31, 1999 includes $342,888 for sales and marketing, $707,799 for salaries and benefits, $425,604 for professional services, and $531,488 for general and administrative expenses. Development costs of $209,303 and $150,382 for the years ended December 31, 1999 and December 31, 1998 respectively represent amounts incurred in developing the Company's encryption software products. The increase in the above noted costs during 1999 over 1998 results from the Company emerging from the development stage in 1999 and commencing revenue generating activities.

     Interest expense of $2,212,500 for the year ended December 31, 1999 is in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when, at the commitment date of the promissory note (the date of agreement to the terms of the promissory note), the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into which the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible (intrinsic value) at the commitment date of the loan.

     Liquidity  and  capital  resources

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses of $4,491,123 for the year ending December 31, 1999 compared to $539,661 for the year ending December 31, 1998. Although expenses in 1999 include non-cash charges of $2,731,270 (amortization and depreciation charges of $518,770 and interest expenses of $2,212,500), the Company has not generated positive cash flow from operations in 1999. These factors indicate that the Company's continuation as a going concern is dependent upon, among other things, its ability to obtain adequate financing.

     Although the Company's cash position at December 31, 1999 had improved to $415,779, as compared to $47,212 at December 31, 1998, the increase in cash is primarily to loans made to the Company by Blue Heron Venture Fund, Ltd. These loans were made under agreements with that lender under which the Company may draw up to $16 million in unsecured loans. These loans bear interest at 8% per annum and are payable on demand. In 1999, Blue Heron Venture Fund, Ltd. converted $4,000,000 of loans to 4,500,000 shares of common stock. At December 31, 1999 the outstanding loans are convertible at the lender's option into Common Stock of the Company. If the total loans of $875,000 at December 31, 1999 were converted, the lender would be entitled to an aggregate of 656,250 shares of common stock. The lender is free to withdraw this credit facility at any time, and since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of its lender to forebear from demanding payment. The Company believes that its lender will continue not to demand payment of the loan for the immediately foreseeable future, but it is under no obligation to do so. Should the Company's lender demand payment the Company would be required to obtain financing from other sources. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that the necessary financing could be obtained from other sources. Even if the necessary funding were available, it might be available only on terms which management would not find acceptable.

     For the years ended; December 31, 1999 and 1998, the Company's net cash used in operating activities totaled $1,180,267 and $286,276, respectively. The net cash used primarily results from a low revenue base which was insufficient to cover selling, general and administrative, and development expenses.

     The Company's net cash used in investing activities totaled $3,882,166 and $27,711 for the years ended December 31, 1999 and 1998, respectively. The Company's investing activities in 1999 included the acquisition of five (5) businesses for a net cash payment of $3,612,066. Investing activities in 1999 also included $270,1000 for property and equipment purchases.

     The Company's financing activities for the year ended December 31, 1999 included $4,875,000 of loans provided by Blue Heron Venture Fund, Ltd. and $556,000 provided by issuance of shares of common stock.



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


     Robert  Sendoh,  49,  Director  and  Chief  Executive  Officer

     Mr.Sendoh acted as a Director throughout 1999 and in January, 2000 succeeded to the position of Chief Executive Officer formerly occupied by Steven Berry. Bob has successfully conceived and operated three separate companies and brings a wealth of business knowledge and financial understanding to the Company. After receiving his B.A. in Economics from Meiji University in Tokyo in 1973, he founded KKG Incorporated, a project planning and development firm, also located in Tokyo, Japan. KKG Incorporated was responsible for the planning and construction of major shopping centers, golf courses and residential complexes around the world. Dissatisfied with the lack of spreadsheet and product management software for businesses, Bob developed his own, as well as implementing a highly efficient security and communication system to maintain and expand the reputation of his company. After moving to Vancouver, Canada in 1991, Bob started his own sailing school, Windvalley Sailing School, which was in operation from February 11, 1994 to December 1998. He is currently an Instructor/Director, and Evaluator with the International Sail and Power Association, a non-profit organization.

     Rounding out his business expertise, since June 23, 1990, Bob has been a co-owner and director of EFFE Sportswear USA Inc., under the corporate name; Generator Distribution Company Ltd., which manufactures and markets their high quality snowboarding apparel internationally.

Carl Whitehead, 30, Director and Head of Strategic Acquisitions and Partnerships

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

      * Based on 20,353,538 shares issued and outstanding. Forward-Looking Statements

      Item 12. Certain Relationships and Related Transactions.


          On September 17, 1997, CyPost purchased all of the shares of ePost Canada. In return for such purchase, CyPost issued a total of 2,000,000 pre-split, or 3,000,000 post-split shares to the following individual: Robert Sendoh 1,020,000 pre-split (1,530,000 post-split) shares; Carl Whitehead 600,000 pre-split (900,000 post-split) shares; William Kaleta 200,000 pre-split (300,000 post-split) shares; and Chiyoko Asanuma 180,000 pre-split (270,000 post-split) shares. There were no other outstanding shares at the time, and therefore, as a result Mr. Sendoh became a 51% stockholder, Mr. Whitehead became a 30% stockholder, Mr. Kaleta became a 10% stockholder and Ms. Asanuma became a 9% stockholder of CyPost.

          On October 29, 1998, CyPost acquired all of the issued and outstanding capital stock of Communications Exchange Management, a Canadian corporation. CyPost issued 4,180,000 pre-split, or 6,270,000 post-split, shares to the following individuals: Robert Sendoh 480,000 pre-split (720,000 post-split) shares; Carl Whitehead 900,000 pre-split (1,350,000 post-split) shares; William Kaleta 1,300,000 pre-split 1,950,000 post-split) shares, and Kelly Shane Montalban 1,500,000 pre-split 2,250,000 post-split) shares. These shares were issued in proportion to the recipient's proportional share ownership in Mushroom Innovations. At the time of this transaction, Mr. Sendoh and Mr. Whitehead were directors of CyPost and Mr. Kaleta was an officer of Cypost. Further information relating to these transactions can be found in the footnotes to the Consolidated Financial Statements of CyPost under the caption "Issuance of Common Stock".

          CyPost has secured financing through issuance of certain 8 % Demand Notes payable to Blue Heron Venture Capital Fund Ltd. ("Blue Heron"), a corporation in which Kelly Shane Montalban is deemed to have an "indirect pecuniary" interest as a result of Mr. Montalban's status as investment adviser for Blue Heron. The Demand Notes are unsecured and are convertible into common stock at the lender's option . Between May and June of 1999, at a time when CyPost had virtually no operating revenues, it obtained $1 Million in financing through issuance of these Demand Notes. These Demand Notes were later converted into 1,500,000 post-split (1,000,000 pre-split) common shares . at $0.67 per share. Between July and November of 1999, the Company executed various further demand notes with similar terms and in November 1999, an aggregate principal amount of $3 Million was converted into 3,000,000 post-split (2,000,000 pre-split) common shares at $1.52 per share. Each borrowing and the execution of the associated Demand Note was approved by a disinterested majority of Directors.

          In connection with its February 2000 acquisition of Playa Corporation, CyPost borrowed an additional $300,000 from Blue Heron, the terms of which are substantially similar to those described above.

     Item  13.  Exhibits  List  and  Reports  on  Form  8-K.

     (a)  Exhibit  No.    Description
          -----------     -----------

          2 Certificate of Incorporation of Registrant (previously filed with 10-SB on July 19, 1999)

          2.1 Certificate of Amendment to Certificate of Incorporation of Registrant (previously filed with 10-SB on July 19, 1999)

          2.2 Amended and Restated Certificate of Incorporation (previously filed with 10-SB on July 19, 1999)

          2.3             ByLaws (previously filed with 10-SB on July 19, 1999)

          6.1 Preferred Supplier Agreement with Canadian Bar Association (previously filed with Amendment No. 1 of 10-SB)

          6.2             Lease  re:  CyPost  headquarters  (W.  Georgia  St.)
                          (Omitted  -  will  be  supplied  on  request)

          8.1 Acquisition Agreement dated as of September 17, 1997 between the Issuer and ePost Canada (previously filed)

          8.2 Share Purchase Agreement dated as of October 29,1998 between the Issuer and Mushroom Innovations, Inc. (previously filed)

          8.3 Share Purchase Agreement dated as of June 30, 1999 regarding acquisition of Hermes Net Solutions Inc. shares (previously filed)

          8.4 Share Purchase Agreement dated as of June 30, 1999 regarding acquisition of Intouch.Internet Inc. shares (previously filed with Amendment 3 of 10-SB on April 14, 1999)

          8.5 Acquisition agreement dated as of October 4 1999 between the issuer and Net Rover Inc (previously filed with 8-k on october 12, 1999)

          8.6 Acquisition agreement dated as of October 4, 1999 between the issuer and Net Rover Office Inc (previously filed with 8-k of Netrover Inc. On October 12, 1999)

          8.7 Acquisition agreement dated as of October 26, 1999 between the issuer and Connect Northwest Services (previously filed with 8-K on November 12, 1999)

          10              Consent of Thomas Monahan, Certified Public Accountant

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

                              CYPOST  CORPORATION

     DATE:  MAY  30,  2000               By:  /s/  Robert Sendoh
                                              ----------------------------
                                              Robert Sendoh
                                              Chief  Executive  Officer

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

                               CYPOST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (U.S. Dollars)


                                                            1999          1998
                                                        ------------  -----------

ASSETS

CURRENT ASSETS

  CASH . . . . . . . . . . . . . . . . . . . . . . . .  $    415,779   $  47,212
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR

  DOUBTFUL ACCOUNTS OF $34,000 (1998- $NIL). . . . . .       233,188          --
  PREPAIDS AND DEPOSITS. . . . . . . . . . . . . . . .       173,319      27,998
                                                        ------------  -----------

                                                             822,286      75,210
PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . .       599,582      22,330

GOODWILL AND OTHER INTANGIBLES, NET OF

  AMORTIZATION OF $458,758 (1998- $NIL). . . . . . . .     5,036,785          --

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .        69,389      28,657

                                                        ------------  -----------

                                                        $  6,528,042   $ 126,197

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  ACCOUNTS PAYABLE . . . . . . . . . . . . . . . . . .  $    849,300   $  11,090
  ACCRUED LIABILITIES. . . . . . . . . . . . . . . . .       133,937          --
  LOANS. . . . . . . . . . . . . . . . . . . . . . . .       875,000          --
  DEFERRED REVENUE . . . . . . . . . . . . . . . . . .       626,143          --
  PURCHASE OF INTERNET ARENA . . . . . . . . . . . . .       240,000          --
                                                        ------------  -----------

                                                           2,724,380      11,090
                                                        ------------  -----------
SHAREHOLDERS' EQUITY

  SHARE CAPITAL
    AUTHORIZED

      5,000,000 PREFERRED STOCK WITH A PAR VALUE OF $.001
      30,000,000 COMMON STOCK WITH A PAR VALUE OF $.001

    ISSUED AND OUTSTANDING
      NIL PREFERRED STOCK

      20,246,480 COMMON STOCK (1998- 13,264,500) . . .        20,246      13,264
  PAID-IN CAPITAL. . . . . . . . . . . . . . . . . . .     8,814,002     624,416
  DEFICIT. . . . . . . . . . . . . . . . . . . . . . .    (5,047,662)   (556,539)
  CURRENCY TRANSLATION ADJUSTMENT. . . . . . . . . . .        17,076      33,966
                                                        ------------  -----------

                                                           3,803,662     115,107
                                                        ------------  -----------

                                                        $  6,528,042   $ 126,197
                                                        ============  ===========




Approved by the Directors:

 ............../s/ Carl Whitehead......................................  Director

 ............../s/ Robert Sendoh.......................................  Director

        The accompanying notes are an integral part of these consolidated financial statements.

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (U.S. Dollars)


                                                                        Period From
                                                                        September 5,
                                         YEAR ENDED      Year Ended        1997 to
                                         DECEMBER 31,    December 31,    December 31,
                                             1999            1998            1997
                                         ------------    ------------    ------------

REVENUE ..............................   $  1,020,347    $       --      $       --

DIRECT COSTS .........................        563,118            --              --
                                         ------------    ------------    ------------

                                              457,229            --              --
                                         ------------    ------------    ------------

EXPENSES

   SELLING, GENERAL AND ADMINISTRATIVE      2,007,779         383,046            --
   AMORTIZATION AND DEPRECIATION .....        518,770           6,233            --
   DEVELOPMENT .......................        209,303         150,382         16,878
                                         ------------    ------------    ------------

                                            2,735,852         539,661         16,878
                                         ------------    ------------    ------------

                                           (2,278,623)       (539,661)       (16,878)

INTEREST EXPENSE .....................      2,212,500            --              --
                                         ------------    ------------    ------------

NET LOSS .............................   $ (4,491,123)   $   (539,661)   $   (16,878)
                                         ============    ============    ============


LOSS PER SHARE, BASIC AND DILUTED ....   $      (0.28)   $      (0.07)   $     (0.02)
                                         ============    ============    ============

WEIGHTED AVERAGE NUMBER OF

   SHARES OUTSTANDING ................     15,816,232       7,720,603         961,644
                                         ============    ============    ============

         The accompanying notes are an integral part of these consolidated financial statements.

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. Dollars)


                                                                           Period From
                                                                           September 5,
                                              YEAR ENDED     Year Ended     1997 to
                                              DECEMBER 31,   December 31,  December 31,
                                                  1999           1998           1997
                                              ------------   -----------    -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES

      NET LOSS ............................   $(4,491,123)   $  (539,661)   $   (16,878)
      Add items not affecting cash
         AMORTIZATION AND DEPRECIATION ....       518,770          6,233           --
         INTEREST EXPENSE .................     2,212,500           --             --
         NON-CASH EXPENSES ................          --          207,500           --
                                              ------------  -------------   ------------
                                               (1,759,853)      (325,928)       (16,878)
      Changes in non-cash operating
         accounts
             ACCOUNTS RECEIVABLE ..........       (90,017)          --             --
             PREPAIDS AND DEPOSITS ........      (109,550)       (27,998)          --
             OTHER ASSETS .................       (15,972)        58,523           --
             ACCOUNTS PAYABLE .............       583,787          9,125          1,965
             ACCRUED LIABILITIES ..........        61,417           --             --
             DEFERRED REVENUE .............       149,921           --             --
                                              ------------  -------------   ------------
Net cash provided by (used in)
operating activities                           (1,180,267)      (268,713)         1,965
                                              ------------  -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisitions of businesses, less cash
         THEREIN OF $115,953 ..............    (3,612,066)          --             --
      PROPERTY AND EQUIPMENT, NET .........      (270,100)       (27,711)          (852)
                                              ------------  -------------   ------------
Net cash used in investing
activities                                     (3,882,166)       (27,711)          (852)
                                              ------------  -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      LOAN ................................     4,875,000           --            --
      SALE OF COMMON STOCK ................       556,000        323,000         20,000
Exchange rate changes on Cash in
Foreign currency                                     --          33,966           --
                                              ------------  -------------   -----------
Net cash provided by financing
Activities                                      5,431,000        356,966        20,000
                                              ------------  -------------   -----------

NET INCREASE IN CASH ..........................   368,567         42,977         4,235
CASH, BEGINNING OF PERIOD .................        47,212          4,235          --
                                              ------------  -------------   -----------

CASH, END OF PERIOD .......................   $   415,779    $    47,212    $    4,235
                                              ============  =============   ===========

CASH PAID DURING THE PERIOD FOR
   INTEREST ...............................   $      --      $      --      $     --
   INCOME TAXES ...........................          --             --            --

         The accompanying notes are an integral part of these consolidated financial statements.

                                                  CYPOST CORPORATION
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     (U.S. Dollars)


                                                                            Additional                 Currency
                                                           COMMON STOCK       Paid-in                  Translation
                                                         NUMBER    AMOUNT     CAPITAL      DEFICIT     Adjustment       TOTAL
                                                      ----------  --------  -----------  ------------  ------------  -----------
Incorporation date, September 5, 1997
    Issued for acquisition of
       ePost Innovations, Inc. ....................   3,000,000   $  3,000  $   (1,000)  $       --                  $    2,000
    ISSUED ON SALE OF UNITS .......................     600,000        600      19,400           --                      20,000
    Net loss                                                                                 (16,878)                   (16,878)
                                                      ----------  --------  -----------  ------------  ------------  -----------
Balance, December 31, 1997 ........................   3,600,000      3,600      18,400           --        --             5,122
    Issued on sale of units .......................   2,400,000      2,400      77,600           --        --            80,000
    Issued for cash ...............................      57,000         57      18,943           --        --            19,000
    Issued for legal services .....................      22,500         22       7,478           --        --             7,500
    Issued for acquisition of
      Communication Exchange Management, Inc. .....   6,270,000      6,270      (2,090)          --        --             4,180
    Issued for exercise of warrants ...............     915,000        915     243,085           --        --           244,000
    Offering expenses .............................         --         --      (20,000)          --        --           (20,000)
    Share transfer for services                             --         --      281,000           --        --           281,000
    NET LOSS ......................................         --         --          --       (539,661)      --          (539,661)
    Currency translation adjustment                         --         --          --                       33,966       33,966
                                                      ----------  --------  -----------  ------------  ------------  -----------
Balance, December 31, 1998 ........................   13,264,500    13,264     624,416      (556,539)       33,966      115,107
    Issued for acquisition of Intouch.Internet Inc.        9,855        10      28,515           --            --        28,525
    Issued for acquisition of NetRover Inc.
      and NetRover Office Inc. ....................      219,000       219     679,324           --            --       679,543
    Issued for acquisition of Connect Northwest ...      147,985       148     659,852           --            --       660,000
    Issued for acquisition of Internet Arena ......       20,140        20      59,980           --            --        60,000
    Issued for loan conversion ....................    4,500,000     4,500   3,995,500           --            --     4,000,000
    Issued for exercise of warrants ...............    2,085,000     2,085     553,915           --            --       556,000
    Beneficial conversion feature on loans ........          --        --    2,212,500           --            --     2,212,500
    NET LOSS ......................................          --        --          --     (4,491,123)          --    (4,491,123)
    Currency translation adjustment                                                --            --        (16,890)     (16,890)
                                                      ----------  --------  -----------  ------------  ------------  -----------

BALANCE, DECEMBER 31, 1999 ........................   20,246,480  $ 20,246  $8,814,002   $(5,047,662)  $    17,076   $ 3,803,662
                                                      ==========  ========  ===========  ============  ============  ===========


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


     At  December  31,  1999, there are no warrants outstanding (1998-2,085,000)

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

     SELLING  AND  MARKETING  COSTS


     Selling and marketing costs are expensed as incurred and totaled $342,888 and $0 for the years ended December 31, 1999 and 1998, respectively. These costs are reported under selling, general and administrative expenses on the statement of operations.


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

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

     RECENT  ACCOUNTING  PRONOUNCEMENTS


     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The implementation of SOP 98-1 does not have a material impact on the Company's financial position or results of operations, as the Company has not incurred any costs for computer software developed or obtained for internal use.

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

4.   PROPERTY  AND  EQUIPMENT

      Property and equipment consist of the following:

                                                                                             1999             1998
                                                                                        -------------     -------------

      OFFICE AND COMPUTER EQUIPMENT                                                     $  1,008,405      $     28,563
         LESS- ACCUMULATED DEPRECIATION                                                     (408,823)           (6,233)
                                                                                        -------------     -------------

                                                                                        $    599,582      $     22,330
                                                                                        =============     =============
5.    GOODWILL AND OTHER INTANGIBLES

      Goodwill and other intangibles consist of the following:

                                                                                             1999             1998
                                                                                        -------------     -------------

      CUSTOMER LISTS                                                                    $  3,663,000      $          -
      GOODWILL                                                                             1,832,543                 -
                                                                                        -------------     -------------

                                                                                           5,495,543                 -
         LESS- ACCUMULATED AMORTIZATION                                                     (458,758)                -
                                                                                        -------------     -------------

                                                                                        $  5,036,785      $          -
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

     COMMON  STOCK  SUBSCRIBED


     As at December 31, 1999, the Company is obligated to issue 80,558 shares of common stock valued at $2.98 per share as consideration for the purchase of the assets of Internet Arena and this obligation has been reported as a liability of $240,000 on the balance sheet. These shares were issued subsequent to year end.

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

     PRIVATE  PLACEMENT


     Pursuant to a private placement pursuant to Rule 504 of Regulation D, the Company offered on March 26, 1998, 57,000 shares of common stock at $0.33 per share. As of On May 5, 1998, the Company sold an aggregate 57,000 shares of common stock for an aggregate consideration of $19,000. On May 5, 1998, the Company sold 22,500 shares of common stock pursuant to Rule 504 of Regulation D to Kaplan Gottbetter and Levenson, LLP in consideration for $7,500 in legal fees valued at $0.33 per share.


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

     At December 31, 1999, the Company has net operating loss carryforwards for income tax purposes of approximately $2,800,000 which are available to offset future taxable income. The Company's utilization of these carryforwards may be restricted due to changes in ownership of subsidiaries during the year. The components of the deferred tax asset as of December 31, 1999 and 1998 are as follows:

                                                                  1999             1998
                                                             --------------    --------------

      NET OPERATING LOSS CARRYFORWARDS                       $    1,260,000    $      82,000
         LESS- VALUATION ALLOWANCE                                1,260,000           82,000
                                                             --------------    --------------

                                                             $           -     $           -
                                                             ==============    ==============

9.     COMMITMENTS AND CONTIGENCIES

       Litigation

       Subsequent to year end, the former president of the Company filed various Legal claims against the Company and the Company's transfer agent in respect of the ownership of 600,000 shares of common stock of the Company awarded to him.

       The Company believes that the claims are without merit and intends to contest them vigorously. No amounts have been accrued in the financial statements in respect to these claims, and the outcome of the claims is not determinable.



Lease  Commitments

     The Company leases office space and equipment, and its lease payments in the next five years and thereafter are as follows:

      2000                                                   $    1,236,000
      2001                                                        1,091,000
      2002                                                          293,000
      2003                                                          122,000
      2004                                                          109,000
      THEREAFTER                                                     55,000
                                                              -------------
                                                             $    2,906,000
                                                             ==============

10.   PRO FORMA DISCLOSURES ON BUSINESS COMBINATIONS (UNAUDITED)

     As described in Note 3, the Company completed various business and asset acquisitions during 1999. The following presents unaudited pro forma financial information as though each of the transactions occurred on January 1, 1999 and 1998. This pro forma financial information include adjustments giving effec to goodwill amortizations associated with the acquisitions and interest expense on debt incurred to finance the acquisitions.


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