Form 10-Q/A
period 1999-09-30
CYPOST CORP
filed 2000-07-24
CIK 1090659

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549


                                 Amendment No. Four
                                       to
                                 FORM  10-QSB/4A


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

CYPOST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                 (U.S. Dollars)

                                     ASSETS

CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .                $ 2,414,094
  Accounts receivable . . . . . . . . . . . . . . . . . .                    121,019
  Prepaid expenses. . . . . . . . . . . . . . . . . . . .                     49,144
                                                                         ------------
                                                                           2,584,257
PROPERTY AND EQUIPMENT, net . . . . . . . . . . . . . . .                    148,156
GOODWILL AND OTHER INTANGIBLES. . . . . . . . . . . . . .                    751,208
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . .                     97,204
SOFTWARE DEVELOPMENT, NET AMORTIZATION OF $14,140 . . . .                    127,870
                                                                         ------------
                                                                         $ 3,708,695
                                                                         ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities. . . . . . . .                $   351,106
  Loans . . . . . . . . . . . . . . . . . . . . . . . . .                  2,650,000
  Deferred revenue. . . . . . . . . . . . . . . . . . . .                     75,283
                                                                         ------------
                                                                           3,076,389

SHAREHOLDERS' EQUITY
  Share capital
    Authorized
      5,000,000 preferred stock with a par value of $.001
      30,000,000 common stock with a par value of $.001
    Issued and outstanding
      Nil preferred stock
      16,859,355 common stock . . . . . . . . . . . . . .  $    16,859
  Paid in capital . . . . . . . . . . . . . . . . . . . .    4,113,346
  Deficit . . . . . . . . . . . . . . . . . . . . . . . .   (3,517,399)
  Cumulative translation adjustment . . . . . . . . . . .       19,500       632,306
                                                           ------------       -------
                                                                         $ 3,708,695
                                                                         ============



The accompanying notes are an integral part of this consolidated financial statement.

                              CYPOST CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
  FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                 (U.S. Dollars)


                                                          Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                         --------------------         -------------------

                                                      1999                 1998          1999         1998
                                       --------------------  -------------------  ------------  -----------
REVENUE . . . . . . . . . . . . . . .  $           185,670   $                -   $   197,068   $        -
DIRECT COSTS. . . . . . . . . . . . .               49,275                    -        49,275            -
                                       --------------------  -------------------  ------------  -----------
                                                   136,395                    -       147,793            -
                                       --------------------  -------------------  ------------  -----------
EXPENSES
  Selling, general and administrative              432,521               34,840     1,167,442      153,004
    Amortization and depreciation . . .               24,874                    -        33,211      2,852
                                       --------------------  -------------------  ------------  -----------
                                                   457,395               34,840     1,200,653      155,856
                                       --------------------  -------------------  ------------  -----------
Loss before Interest Expense. . . . .             (321,000)             (34,840)   (1,052,860)    (155,856)
INTEREST EXPENSE. . . . . . . . . . .            1,378,000                    -     1,908,000            -
                                       --------------------  -------------------  ------------  -----------
NET LOSS. . . . . . . . . . . . . . .           (1,699,000)             (34,840)   (2,960,860)    (155,856)
DEFICIT, beginning of period. . . . .           (1,818,399)            (137,894)     (556,539)     (16,878)
                                       --------------------  -------------------  ------------  -----------
DEFICIT, end of period. . . . . . . .  $        (3,517,399)  $         (172,734)  $(3,517,399)  $ (172,734)
                                       ====================  ===================  ============  ===========

LOSS PER SHARE, basic and diluted . .  $             (0.11)  $            (0.01)  $     (0.20)  $    (0.03)
                                       ====================  ===================  ============  ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING . . . . .           16,105,177            7,262,217    14,953,226    5,954,324
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

                                    CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                        (UNAUDITED)

                                      (U.S. Dollars)


                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                           --------------------            ------------------

                                                          1999                   1998        1999        1998
                                              --------------------  -------------------  ------------ ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . .  $        (1,699,000)  $          (34,840)  $(2,960,860)  $(155,856)
  Add items not affecting cash
    Amortization . . . . . . . . . . . . . .               24,874                    -        33,211      2,852
    Interest expense . . . . . . . . . . . .            1,378,000                    -     1,908,000           -
  Change in non-cash operating accounts. . .              (68,978)               2,298        89,450         387
                                              --------------------  -------------------  ------------  ----------
NET CASH USED IN OPERATING ACTIVITIES. . . .             (365,104)             (32,542)   (  930,199)   (152,617)
                                              --------------------  -------------------  ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds (purchase) of capital assets. . .              (34,169)                 644       (55,194)    (18,360)
  Acquisition of Hermes Net Solutions, Inc..                    -                    -      (445,112)          -
  Acquisition of InTouch.Internet Inc. . . .                    -                    -      (197,917)          -
  Purchase of other assets . . . . . . . . .              (69,477)                   -       (54,220)          -
  Software development                                   (114,339)                   -      (142,010)          -
                                              --------------------  -------------------  ------------  ----------
NET CASH PROVIDED FROM (USED IN)
  INVESTING ACTIVITIES . . . . . . . . . . .             (217,985)                 644      (894,453)    (18,360)
                                              --------------------  -------------------  ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan repayment . . . . . . . . . . . . . .              (66,841)                   -             -           -
  Loan proceeds. . . . . . . . . . . . . . .            2,750,000                    -     3,650,000           -
  Issuance of shares . . . . . . . . . . . .                    -               44,000       556,000     185,000
                                              --------------------  -------------------  ------------  ----------
NET CASH PROVIDED FROM FINANCING
  ACTIVITIES . . . . . . . . . . . . . . . .            2,683,154               44,000     4,206,000     185,000
  Exchange rate changes on cash in
    foreign currency . . . . . . . . . . . .              (14,466)              (2,162)      (14,466)     (2,847)

                                              --------------------  -------------------  ------------  ----------
NET INCREASE IN CASH . . . . . . . . . . . .            2,085,604                9,940     2,366,882      11,176
CASH, beginning of period. . . . . . . . . .              328,490                5,103        47,212       3,867
                                              --------------------  -------------------  ------------  ----------
CASH, end of period. . . . . . . . . . . . .  $         2,414,094   $           15,043   $ 2,414,094   $  15,043
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

                               CYPOST CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (U.S. Dollars)


                                                                                         Additional                  Currency
                                                                       Common  Stock       Paid-in                   Translation
                                                                     ------------------
                                                                      Number    Amount     Capital      Deficit      Adjustment
                                                                     ----------  -------  -----------  ------------  ------------


INCORPORATION DATE, SEPTEMBER 5, 1997
  Issued for acquisition of ePost Innovations, Inc. . . . . . . . .   3,000,000  $ 3,000  $   (1,000)  $         -   $         -
  Issued on sale of units . . . . . . . . . . . . . . . . . . . . .     600,000      600      19,400             -             -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        -           -       (16,878)            -
                                                                     ----------  -------  -----------  ------------  ------------
BALANCE, DECEMBER 31, 1997. . . . . . . . . . . . . . . . . . . . .   3,600,000    3,600      18,400       (16,878)            -
  Issued on sale of units . . . . . . . . . . . . . . . . . . . . .   2,400,000    2,400      77,600             -             -
  Issued for cash . . . . . . . . . . . . . . . . . . . . . . . . .      57,000       57      18,943             -             -
  Issued for legal services . . . . . . . . . . . . . . . . . . . .      22,500       22       7,478             -             -
  Issued for acquisition of Communication Exchange Management, Inc.   6,270,000    6,270      (2,090)            -             -
  Issued for exercise of warrants . . . . . . . . . . . . . . . . .     915,000      915     243,085             -             -
  Offering expenses . . . . . . . . . . . . . . . . . . . . . . . .           -        -     (20,000)            -             -
  Share transfer for services . . . . . . . . . . . . . . . . . . .           -        -     281,000             -             -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        -           -      (539,661)            -
  Currency translation adjustment . . . . . . . . . . . . . . . . .           -        -           -             -        33,966
                                                                     ----------  -------  -----------  ------------  ------------
BALANCE, DECEMBER 31, 1998. . . . . . . . . . . . . . . . . . . . .  13,264,500   13,264     624,416      (556,539)       33,966
  Issued for acquisition of InTouch.Internet Inc. . . . . . . . . .       9,855       10      28,515             -             -
  Issued for loan conversion. . . . . . . . . . . . . . . . . . . .   1,500,000    1,500     998,500             -             -
  Issued for exercise of warrants . . . . . . . . . . . . . . . . .   2,085,000    2,085     553,915             -             -
  Beneficial conversion feature on loans. . . . . . . . . . . . . .           -        -   1,908,000             -             -
  Currency   translation adjustment . . . . . . . . . . . . . . . .           -        -           -             -       (14,466)
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        -           -    (3,088,730)            -
                                                                     ----------  -------  -----------  ------------  ------------
BALANCE, SEPTEMBER 30, 1999 . . . . . . . . . . . . . . . . . . . .  16,859,355  $16,859  $4,113,346   $(3,517,399)  $    19,500
                                                                     ==========  =======  ===========  ============  ============

                                                                        Total
                                                                     ------------


INCORPORATION DATE, SEPTEMBER 5, 1997
  Issued for acquisition of ePost Innovations, Inc. . . . . . . . .  $     2,000
  Issued on sale of units . . . . . . . . . . . . . . . . . . . . .       20,000
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (16,878)
                                                                     ------------
BALANCE, DECEMBER 31, 1997. . . . . . . . . . . . . . . . . . . . .        5,122
  Issued on sale of units . . . . . . . . . . . . . . . . . . . . .       80,000
  Issued for cash . . . . . . . . . . . . . . . . . . . . . . . . .       19,000
  Issued for legal services . . . . . . . . . . . . . . . . . . . .        7,500
  Issued for acquisition of Communication Exchange Management, Inc.        4,180
  Issued for exercise of warrants . . . . . . . . . . . . . . . . .      244,000
  Offering expenses . . . . . . . . . . . . . . . . . . . . . . . .      (20,000)
  Share transfer for services . . . . . . . . . . . . . . . . . . .      281,000
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (539,661)
  Currency translation adjustment . . . . . . . . . . . . . . . . .       33,966
                                                                     ------------
BALANCE, DECEMBER 31, 1998. . . . . . . . . . . . . . . . . . . . .      115,107
  Issued for acquisition of InTouch.Internet Inc. . . . . . . . . .       28,525
  Issued for loan conversion. . . . . . . . . . . . . . . . . . . .    1,000,000
  Issued for exercise of warrants . . . . . . . . . . . . . . . . .      556,000
  Beneficial conversion feature on loans. . . . . . . . . . . . . .    1,908,000
  Currency   translation adjustment . . . . . . . . . . . . . . . .      (14,466)
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,088,730)
                                                                     ------------
BALANCE, SEPTEMBER 30, 1999 . . . . . . . . . . . . . . . . . . . .  $   632,306
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

     SOFTWARE  DEVELOPMENT  COSTS

     Under SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Software development costs are amortized on the straightline method over the estimated economic life of the product of three years.

As at September 30, 1999, the company capitalized $142,000 of software development costs and amortized $14,140 of these costs.

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


2.     ACQUISITIONS

On June 30, 1999, the Company acquired all the shares of Hermes Net Solutions, Inc. for a total cash consideration of Cdn.$770,000 (U.S.$528,000).

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


1. Basis of Presentation


The pro forma condensed consolidated financial information ("pro forma financial information") of CyPost Corporation (the "Company") have been prepared by management based on historical financial statements of CyPost Corporation, Hermes Net Solutions, Inc. ("Hermes"), Intouch.Internet Inc. ("Intouch"), NetRover Inc. and NetRover Office Inc. ("NetRover"), Internet Arena, and Connect Northwest.

The pro forma financial information are not necessarily indicative of the actual results that would have occurred if the acquisitions had been in effect on the dates indicated and are not necessarily indicative of what the actual results will be in the future.

The pro forma financial information give effect to the acquisitions of Hermes and Intouch which have both been accounted for under the purchase method of accounting and summarized as follows.

i) Intouch - On June 30, 1999, the Company acquired all the shares of Intouch for Cdn. $428,000 (US $293,000). The consideration for the purchase included cash of Cdn. $386,000 (US $265,000) and 9,855 shares of common stock for a value of Cdn. $42,000 (US $28,000). The purchase included goodwill and other intangibles of Cdn. $470,000 (US $322,000) which will be amortized on a straight line basis over its estimated life of three years. Intouch is based in Vancouver, Canada.

ii) Hermes - On June 30, 1999, the Company acquired all of the shares of Hermes for cash consideration of Cdn. $777,000 (US $528,000) The purchase included goodwill and other intangibles of Cdn. $644,000 (US $437,000) which will be amortized on a straight line basis over its estimated life of three years. Hermes is based in Vancouver, Canada.


The pro forma financial information also give effect to the acquisitions of NetRover, Internet Arena, and Connect Northwest which occurred subsequent to September 30, 1999 and all are accounted for under the purchase method of accounting and summarized as follows.

iii) NetRover - On October 4, 1999, the Company acquired all of the shares of NetRover for Cdn. $4 million (US $2.7 million). The consideration for the purchase included cash of Cdn. $3 million (US $2.0 million) and 219,000 shares of common stock for Cdn. $1 million (US $680,000). The purchase included goodwill and other intangibles of Cdn. $4.2 million (US $2.9 million) which will be amortized on a straight line basis over its estimated useful life of three years. NetRover is based in Toronto, Canada.

iv) Internet Arena - On November 9, 1999, the Company purchased certain assets and liabilities of the business of Internet Arena for $600,000. The consideration for the purchase included cash of $242,000, amount payable of $58,000 and 100,698 shares of common stock for a value of $300,000. The purchase included goodwill and other intangibles of $536,000 which will be amortized on a straight-line basis over its estimated useful life of three years.

v) Connect Northwest - On October 27, 1999, the Company purchased certain assets and liabilities of the business of Connect Northwest for $1.4 million. The consideration for the purchase included cash of $670,000, amount payable of $70,000 and 147,985 shares of common stock for a value of $660,000. The purchase included goodwill and other intangibles of $1.3 million which will be amortized on a straight-line basis over its estimated useful life of three years.


2. Pro Forma Condensed Balance Sheet

The pro forma condensed balance sheet as of September 30, 1999 include the acquisitions of Hermes and Intouch and also assume that the acquisitions of NetRover, Internet Arena and Connect Northwest were in effect at September 30, 1999. The pro forma condensed balance sheet give effect to the following pro forma adjustments.

(a) the elimination of intercompany balances and investments.
(b) the total cash paid ($2,912,000) and payable ($328,000) to acquire NetRover, Internet Arena and Connect Northwest was obtained through the convertible debt facility available to the Company.
(c) the number of shares issued to acquire NetRover, Internet Arena and Connect Northwest totalled 467,683 for a value of $1,640,000.
(d) goodwill and other intangible assets acquired in each of the acquisitions are described above and have been amortized on a straight-line basis over their estimated useful lives of three years.
(e) property and equipment acquired in the acquisitions is amortized over its estimated useful live of three years.

3. Pro Forma Condensed Consolidated Statement of Operations

The pro forma condensed consolidated statement of operations assume the acquisitions occurred on January 1, 1999 and 1998 and give effect to the following.

(a) amortization of the goodwill and other intangible assets and property, plant and equipment acquired in connection with the purchase transactions on a straight-line basis over its estimated useful life of three years.


Pro Forma Condensed Consolidated Balance Sheet for the Nine Months Ended September 30, 1999 (Unaudited)


                          INTERNET     CONNECT    PRO-FORMA   CONSOLIDATED
(US Dollars)              CYPOST       HERMES     INTOUCH     NETROVER       ARENA      NORTHWEST   ADJUSTMENTS   Notes

CURRENT ASSETS             2,324,855    216,593      42,809        113,546      3,685      45,253             0     2,584,257

PROPERTY AND                  76,443     33,648      38,065        253,728     41,926     150,453       109,000           2(e)
EQUIPMENT,NET

INVESTMENTS                  755,718          0           0              0          0           0      -755,718           2(a)
IN SUBSIDIARIES

GOODWILL AND                       0          0           0              0          0           0     4,125,748          1, 3
OTHER INTANGIBLES

OTHER ASSETS               1,376,513          0      23,957         42,534      6,760       5,170    -1,303,266           2(a)

TOTAL ASSETS               4,533,529    250,241     104,831        409,808     52,371     200,876     7,064,365

CURRENT LIABILITIES       (4,103,011)  (123,465)   (166,109)    (1,308,813)  (116,927)   (134,441)   (1,923,804)      2(a),(b)

LONG TERM LIABILITIES              0          0           0              0   (175,377)    (86,605)            0

SHAREHOLDERS EQUITY         (430,518)  (126,776)     61,278        899,005    239,933      20,170      (251,960)  2(c),(d),(e)
                                   3
TOTAL LIABILITIES         (4,533,529)  (250,241)   (104,831)      (409,808)   (52,371)   (200,876)            0    (7,064,365)
AND SHAREHOLDERS EQUITY

(US Dollars)              TOTAL

CURRENT ASSETS

PROPERTY AND                 257,156
EQUIPMENT,NET
INVESTMENTS                        0
IN SUBSIDIARIES
GOODWILL AND               4,125,748
OTHER INTANGIBLES
OTHER ASSETS                  97,204

TOTAL ASSETS


CURRENT LIABILITIES       -6,316,389

LONG TERM LIABILITIES

SHAREHOLDERS EQUITY         -747,976

TOTAL LIABILITIES
AND SHAREHOLDERS EQUITY

Pro  Forma  Condensed  Consolidated  Statement  of  Operations  for  the  Nine  Months  Ended  September
30,  1999  (Unaudited)
  1999 (US Dollars)  CYPOST  HERMES  INTOUCH  NETROVER  INTERNET ARENA  CONNECT NORTHWEST  PRO FORMA ADJUSTMENT  Notes  TOTAL
                     ------  ------  -------  --------  --------------  -----------------  --------------------  -----  -----------

  REVENUE            14,000  290,000  268,000  1,864,000     466,000         563,000                  0                 3,465,000

  NET INCOME     (1,241,000)  36,056   27,000    18,000      (45,000)         (7,000)         (1,416,460)        3     (2,628,404)
  (LOSS)

  LOSS PER SHARE

Pro Forma Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 1998 (Unaudited)


  1998 (US Dollars)  CYPOST  HERMES  INTOUCH  NETROVER  INTERNET ARENA  CONNECT NORTHWEST  PRO FORMA ADJUSTMENT  Notes  TOTAL
                     ------  ------  -------  --------  --------------  -----------------  --------------------  -----  ----------

  REVENUE             0      135,000   389,000  1,700,000    295,000       382,000                   0                  2,901,000

  NET INCOME (LOSS) (156,000) (1,000)    2,000    (69,000)  (101,000)      (49,000)         (1,416,460)            3   (1,790,460)

  LOSS PER SHARE      (0.17)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General: End of development stage activities and commencement of business operations

     Cypost produces and markets computer privacy protection technologies and provides Internet conductivity to business and residential customers. From the Company's inception date until approximately mid-March of 1999, the Company was considered a development stage enterprise. Since that time, the Company has (i) discussedfive (5) software encryption products under its "Navaho" trademark, and currently is marketing two (2) products, (ii) acquired two Internet service providers during the nine-month period ending September 30, 1999, and (iii) acquired two additional ISPs since September 30, 1999.

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

     Direct costs, which consist of telecommunications charges in respect of providing Internet connection services to customers, of approximately $49,275 were incurred in the three months and nine months ended September 30, resulting in a gross margin of $136,395 (73%) for the three months and $147,793 (75%) for the nine months for the nine months ended September 30, 1999. Selling, general and administrative expenses of $432,521 and $1,167,442 for the three months ended and nine months ended September 30, 1999, respectively includes $9,590 and $261,093 for sales and marketing, $381,083 and $406,193 for salaries and benefits $38,500 and $137,778 for professional services, and $3,348 and $362,378 for general and administrative expenses. Legal and professional fees, which were incurred primarily for the filing of registration statements and corporate matters amounted to $27,556 and $137,778 for the three months ended and nine months ended September 30, 1999, respectively and are reported as selling, general and administrative expenses on the statement of operations. The increase in the above noted costs during 1999 over 1998 results from the Company emerging from the development stage in 1999 and commencing revenue generating activities. Net loss of $321,000 for the three months ended and $1,052,860 for the nine months ended September 30, 1999 results from a revenue base, which was insufficient to cover selling, general and administrative expenses. Interest expense of $1,378,000 and $1,908,000 for the three months ended and nine months ended September 30, 1999 is in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note),the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible at the commitment date of the loan. The interest expense is a non-cash item and result in an interest in paid-in-capital.


The Company hopes to achieve profitable operations with a combination of additional ISPs through acquisition and providing value added services in its ISPs, and adding new products to its encryption-related operations.

Liquidity  and  capital  resources

      The accompanying financial statements have been prepared on a going concern basis, which assumes that the company will continue in operation for at least one year and will be able to realize its' assets and discharge its liabilities in the normal course of business. The Company incurred net loss of $1,699,000 for the three months ended September 30, 1999 and net loss of $2,960,860 for the nine months ended September 30, 1999. At September 30, 1999, the Company has a working capital deficiency of approximately $400,000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

     For the three months ended and nine months ended September 30, 1999, the Company's net cash used in operating activities totaled $365,104 and $930,199, respectively. The net cash used primarily results from a low revenue base which was insufficient to cover selling, general and administrative expenses and development expenses.

     The Company's net cash used in investing activities totaled $217,985 and $894,453 for the three months and nine months ended September 30, 1999, respectively. The majority of the net cash used in investing activities during the nine months ended September 30, 1999 related to the Company's acquisition of Hermes Net Solutions Inc. and Intouch.Internet Inc. The Company's financing activities during the nine months ended September 30, 1999 included $3,650,000 of loans provided by Blue Heron Venture Fund, Ltd. and $556,000 provided by issuance of shares of common stock. In addition, software development expenditures incurred in developing encryption software products totaled $114,339 and $142,010 for the three and nine months ended September 30, 1999, respectively.

     The Company's net cash increased by $2,366,882 from $47,212 at December 31, 1998 to $2,414,094 at September 30,1999.

     Acquisition  of  Hermes  Net  Solutions  Inc.  and  Intouch.Internet  Inc.:
Effective June 30, 1999, the Company purchased all the issued and outstanding shares of Hermes Net Solutions Inc. for a total cash consideration of $528,000 USD, of which $453,000 USD was paid on closing and $75,000 USD holdback was paid to the seller in December 1999, as defined in the purchase agreement.
Also effective June 30, 1999, the Company purchased all the issued and outstanding shares of Intouch Internet Inc. for a purchase price of $293,000 USD. The consideration for this purchase consisted of cash of $265,000 USD and the issuance of 6,570 pre-split, or 9,855 post-split, common shares valued at $28,000 USD. Both acquisitions, have been accounted for under the purchase method of accounting. In both acquisitions the net assets acquired included goodwill and customer lists which will be amortized over three years on the straight line basis.

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

 On November 9, 1999, the Company purchased the assets of the business of Internet Arena for a purchase price of $600,000 USD. The purchase price was satisfied by a cash payment of $242,000 USD, the issuance of 100,698 of the Company's post-split common shares 20,140 shares were issued on closing with the balance of 80,558 shares due in January of 2000 along and a deferred cash payment of $58,000 USD.


  These purchases have been accounted for under the purchase method of accounting.

Results  of  Operations  for  the  Year  Ended  December  31,  1998

     During the year-ended December 31, 1998, the Company did not generate any revenue. It's operations consisted of incurring general and administrative expenses of $383,046 which includes $253,127 for salaries and benefits, $32,118 for professional services, and $97,801 for general and administrative expenses. Development expenses of $150,382 which represent amounts incurred in developing encryption software products and amortization of $6,233 were also incurred. The net loss for 1998 totalled $539,661.

     For the year-ended December 31, 1998, the Company's net cash used in operating activities totaled $286,276 and results primarily from a low revenue base which was insufficient to cover selling, general and administrative expenses and development expenses.

     The Company's financing activities consisted of an issue of common stock which generated cash of $323,000. The Company's investing activities consisted of capital asset purchases of $27,711.

Results of Operations for the period from inception, September 5, 1997 to December 31, 1997.

     The Company's operations for the period from September 5, 1997 to December 31, 1997 were limited and consisted of incurring $16,878 of development expenses.

     During this period, the Company acquired ePost Innovations Inc., a wholly-owned subsidiary of Mushroom Innovations, Inc. ("Mushroom"). The
Company  and  Mushroom  have  officers  and  directors  in  common.



     The Company issued 3,000,000 shares of common stock to Mushroom in consideration for all of the issued and outstanding shares of ePost. The shares of common stock were valued at $.001 per share for an aggregate consideration of $2,000. The Company acquired all the rights, title and interest to all the assets owned by ePost, and those assets consisted of proprietary knowledge of various computer software products under development by ePost.

     The transaction has been accounted for as a related party transfer between companies under common control.

     For the period ended December 31, 1997, the Company's net cash used in operating activites totaled $14,913 and consisted principally of development expenses. During this period, the Company's financing activities consisted of an issue of common stock which generate cash of $20,000. The Company's financing activities consisted of capital asset purchases of $852.



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

     On or about April 13, 2000, Steven Berry, the former CEO of CyPost brought an action in the civil court of the State of New York, New York County (Manhattan). The suit involves the release for the transfer of 600,000 shares of restricted 144 shares that were issued to Steven Berry as a condition of employment. CyPost and Continental Stock Transfer & Trust Company as defendants. The damages that the Company expects to incur, are none at present. As the shares were previously issued and are accounted for from the issued shares.

Item  2.  Changes  in  Securities

On June 30, 1999, the Company issued 6,570 pre-split, or 9,855 post-split shares of its common stock to the former owners of InTouch.Internet Inc. as partial payment for the Company's acquisition of that company.

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