Form 10KSB/A
period 1999-12-31
CYPOST CORP
filed 2000-07-24
CIK 1090659

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

     10. Executive Compensation............................................

     11. Security Ownership of Certain Beneficial Owners and Management....

     12. Certain Relationships and Related Transactions....................

     13. Exhibits and Reports on Form 8-K..................................

Item 1. Description of Business.

          (a)  Business  Development.

          CyPost Corporation (hereinafter referred to as the "Registrant", the "Issuer", or as "CyPost"), was chartered in Delaware on September 5,1997. The original name was "E Post Corporation" but shortly after its formation it changed its name to minimize potential trademark difficulties with third parties. From its inception CyPost was headquartered in Vancouver, British Columbia but in order to access U.S. capital and product markets it was organized as a Delaware corporation. On the same date as its original date of charter, ie. September 5, 1997, it also organized a separate wholly owned U.S. subsidiary, CyPost USA, Inc. CyPost Corporation was chartered to engage in any lawful activity in which Delaware corporations may engage but it was intended that it act primarily as a holding company with its business operations conducted through one or more subsidiaries, either in Canada, the United States or elsewhere. CyPost acquired a second subsidiary, ePost Innovations, Inc. ("ePost Canada", a British Columbia corporation, from Mushroom Innovations, Inc. ("MII"), also a British Columbia corporation on September 15, 1997. At the time of this acquisition, ePost Innovations, Inc. possessed certain intellectual property rights and by virtue of the acquisition, CyPost indirectly acquired these intellectual property rights. Neither CyPost, CyPost USA nor ePost Canada had commenced substantial business operations at this time and therefore all were considered "development stage companies". Under the terms of the ePost Canada transaction, CyPost acquired all the issued and outstanding shares of ePost Canada from MII, and in return issued 2,000,000 of its pre-split, or 3,000,000 of its post-split shares to MII. On October 29, 1998, CyPost acquired all of the issued and outstanding capital stock of Communication Exchange Management Inc. ("CEM"), a British Columbia corporation, from MII in exchange for 4,180,000 pre-split or 6,270,000 post-split shares of CyPost common stock. Both CEM and CyPost were still development stage companies at the time of this acquisition. CEM remains a wholly-owned subsidiary of the Registrant. In addition, shareholders of MII were also shareholders of the Registrant at the time of the CEM acquisition. CyPost acquired CEM for the intellectual property that CEM possessed. Currently the encryption technology and software code that was acquired from CEM is required to build the Navaho family of products. Further details regarding the ePost Canada and CEM acquisitions are set forth in "Item 7. Certain Relationships and Related Transactions". CyPost remained a development stage company until the first quarter of 1999 when it began to offer the first of its "Navajo" software encryption products. In February 2000, CyPost acquired Playa Corporation, a Japanese-based provider of electronic instant messaging services. Through various acquisitions, CyPost conducts its business through the subsidiaries listed on Exhibit 21. (b) Business of the Issuer.

               The Issuer is a holding company, the principal assets of which consist of the capital stock of the subsidiaries listed on Exhibit 21. To date, the Issuer, through its operating subsidiaries, has been largely involved in three separate, but complementary businesses, i.e.(i)the development and sale of software products using email encryption to enhance user security and convenience ("Software Products"), (ii) providing internet connection services to subscribers and (iii) providing instant messaging and electronic greeting card services. (Unless otherwise qualified herein, the term "Company" shall be used to refer to the business operations of the Registrant and its subsidiaries.) The Company is currently offering two (2) versions of its "Navaho" software encryption programs (Navaho Lock with Voice (Paid& Promotional) and , Navaho Zipsafe.) The Company is developing or partnering with a number of companies to provide products and services to its Internet Service provider customers through an application server model which promotes server level distribution of products rather than end user solutions. On February 23, 2000, the Company completed the acquisition of Playa Corporation developers of the "Yabumi" instant messaging and e-greeting card service. The "Yabumi" community of users numbers approximately 85,000 and is located primarily in Japan.


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

     Over the last two years, the Company has discussed offering five (5) different security encryption software products each of which bear the name "Navaho". These have been re-clarified and re-grouped, changing the total to two (2)product offerings. (See discussion of these under "Status of any publicly announced new product or service").

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

CyPost has announced and or marketed the following products, over the last two years:

Navaho  Lock  (version 2.x)
Navaho Lock with Voice (Paid& Promotional)Navaho Viewer
Navaho ZipSafe
Navaho  Office  Edition (Currently under development)

Early  Versions  of  Software

     Navaho Lock version 2.x: Navaho Lock 2.x was the first generation of Navaho products and have now been superceded by Navaho Lock with Voice. These early versions of Navaho Lock software enabled consumers to send and receive secure email and attachments such as documents, spreadsheets, digital sound files, and business presentation. The program (many of the features available now in the successor products) is intuitive, simple to operate, and exceptionally fast. The product's unique combination of features include: full integration with all major e-mail programs; built-in file compression for faster transmission times; a user-friendly GUI (Graphical User Interface); and CyPost's exclusive "drag-and-drop" feature that enables users to encrypt and compress files simply by dragging and dropping them into an encryption field. Users can select the strength of privacy protection according to their needs, by simply specifying 40-, 56-, 112-, 128-, or 3DES 168-bit encryption algorithms.


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

Navaho Viewer: Navaho Viewer provided an alternative for those consumers Who did not want to purchase a full working copy of Navaho Lock 2.x, but who required the ability to read encrypted files sent to them by friends or colleagues. Navaho Viewer was available for download free at CyPost's web site and numerous shareware web sites on the Internet. This product is no longer offered, as the company has a free version of Navaho Lock with Voice available to anyone who wants to view received Navaho email packages.


Software  currently  offered  by  CyPost

Navaho Viewer: Navaho Viewer provided an alternative for those consumers Who did not want to purchase a full working copy of Navaho Lock 2.x, but who required the ability to read encrypted files sent to them by friends or colleagues. Navaho Viewer was available for download free at CyPost's web site and numerous shareware web sites on the Internet. This product is no longer offered, as the company has a free version of Navaho Lock with Voice available to anyone who wants to view received Navaho email packages.



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

     Navaho Lock family of products uses private key, or symmetric key, encryption. Many regard this as superior to public key encryption. In comparison, the largest-selling competing software relies on an "asymmetric" method of encryption commonly known as "public/private key". In a public/private key approach, a publicly available algorithm is used in combination with two corresponding private keys that generally must be issued by a third party. Not only is public key encryption notoriously slow (approximately 1,000 times slower than symmetrical encryption), but the approach also exposes users to the additional costs and risks involved in relying on a third party to verify the identity of the sender.


Summary  of  new  features  include:

     o     Ability  to  send  and  receive  encrypted  Voice  E-mail

     o     Addition  of a shredder for securely deleting data from the hard disk

     o     A new and improved streamlined user interface for greater ease of use

     o     Numerous  changes  to  increase  user productivity and maximize usage

Navaho Lock with Voice consists of two products, one paid and the other promotional. The paid version retails in the same channels as Navaho Lock 2.x for $49.95 US. Navaho Lock with Voice (Promotional) differs from Navaho Lock with Voice (Paid) in that it is distributed to users free of charge in exchange for users agreeing to view advertising supplied within. The paid version retails at www.cypost.com. The Promotional version is available at www.cypost.com and other download sites on the web. (e.g. zdnet.com, download.com, fileworld.com)

Navaho Lock with Voice (Promotional) {product renamed prior to market release from Navaho Express. It should be noted that this product has replace and made Navaho Viewer obsolete}: This released product name of the promotional version of the single user Navaho Lock with Voice product , was used until late 1999 however 'Navaho Express' is no longer being used. Now referred to as 'Navaho Lock with Voice (Promotional)', it offers a unique one to one marketing opportunity for any business concerned about their clients' privacy and protection. This product integrates the functionality of Navaho Lock with Voice and a promotional HTML window allowing the sponsor company to communicate offers and promotions directly to their client base. There are no differences (except for the upgrades that occur in any software development process) except in name between Nahavo Express and Navaho Lock Promotional.

     Navaho ZipSafe: (released in March 1999) This file-security software, designed to ensure the privacy of data on laptops and home PCS, is an extension
of CyPost's Navaho product line.          Utilizing the same advanced encryption
and compression technology used in Navaho Lock and offering comparable ease-of-use features (including a user- friendly GUI and similar "drag-and-drop" methodology), ZipSafe has the ability to encrypt and then condense files by as much as 70% in a matter of seconds. This product enables users to secure all computer files, folders, and directories on a local hard drive such as that found on a laptop computer. Navaho ZipSafe is available on a free thirty (30) day trial basisat the CyPost owned website www.cypost.com, as well as zdnet.com, download.com and winfile.com and for immediate purchase for $19.95 USD, at beyond.com, shop.tucows.com and digitalriver.com


Products  under  Development

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

Key Lengths With Similar Resistance to Brute-Force Attacks

The following table compares symmetric key encryption (method used by Navaho Lock with Voice) against brute-force attacks, defined as an attacker/hacker trying every possible key until the right one is found. You will note asymmetric ciphers typically require significantly longer keys to provide the same level of security as symmetric ciphers. Therefore the system used by Navaho products utilizes less computing power to accomplish the same level of security, in less time. All other products compared above use assymetric key encryption, illustrating a clear advantage for the Navaho line of products.


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

The cost incurred by the Company for research and development in 1998 was $150,382 and in 1999 was $209,303.


     The  1999  Acquisitions  and  the  Company's  Broadened  Strategic  Focus

          The Company has acquired five (5) Internet service providers during 1999.

          Acquisition  of  Hermes  Net  Solutions,  Inc.  and  Intouch  Internet
Inc.: Effective June 30, 1999, the Company purchased all the issued and outstanding shares of Hermes Net Solutions, Inc. for a total cash consideration of $528,000 USD, of which $453,000 was paid on closing and $75,000 USD holdback was paid to the seller in December 1999,as defined in the purchase agreement.


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

NetRover  Inc.

NetRover, based in Toronto and chatham, Ontario, is the largest of cypost's ISP's. Currently with 14,000 residential and small business clients, NetRover offers inexpensive packages focusing on web hosting and dial up as well as some server co-location. NetRover's management offers cypost experience with integrating ISP's (they had completed 3 acquisitions when we purchased them in October 1999). NetRover has a division called NetRover Office inc. Which focuses more specifically with the company's business clientele. NetRover currently offers dial up service with the network infrastructure hosted through UUNet in Canada at a cost of $9.50 per user,and has dial up availability across Canada. With this national reach, Cypost will use the NetRover brand for expansion.


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

          CyPost is also actively seeking further opportunities to ally with ISP's and other cyber-businesses both within North America and abroad. On February 23, 2000, the Company concluded the purchase of Playa Corporation, the developers of YABUMI instant messaging and e-greeting technologies. YABUMI is based in Japan and with its 85,000 current users offers a promising opportunity for both community-building as well as rolling out an integrated and private solution for instant messaging using the existing messaging technology as the base. The purchase price was $3,000,000 with $300,000 being paid in cash with the balance paid in785,455 shares.

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

     Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     General: End of development stage activities and commencement of business operations

          Cypost produces and markets computer privacy protection technologies and provides Internet conductivity to business and residential customers. From the Company's inception date until approximately mid-March of 1999, the Company was considered a development stage enterprise. Since that time, the Company has
(i) discussed five (5) software encryption products under its "Navaho" trademark, the company is currently marketing two (2) products, (ii) acquired five U.S. and Canadian Internet service providers during the year ending December 31, 1999, and (iii) acquired Playa Corporation, the developers of "Yabumi"

     Japanese-language instant messaging and greeting card services, with an existing customer base of 85,000 customers.

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

     Direct costs of $563,118 for the year ended December 31, 1999 consist of telecommunication charges in respect of providing internet connection services to customers. Selling, general and administrative expenses of $1,998,957 for the year ended December 31, 1999 includes $342,888 for sales and marketing, $707,799 for salaries and benefits, $425,604 for professional services, and $522,666 for general and administrative expenses. Development costs of $150,382 for the year ended December 31, 1998 represent amounts incurred in developing the Company's encryption software products. The increase in the above noted costs during 1999 over 1998 results from the Company emerging from the development stage in 1999 and commencing revenue generating activities.


     Interest expense of $2,221,322 for the year ended December 31, 1999 is substantially in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when, at the commitment date of the promissory note (the date of agreement to the terms of the promissory note), the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into which the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible (intrinsic value) at the commitment date of the loan.


     Subsequent to year end, the former president of the Company filed various legal claims against the Company and the Company's transfer agent in respect of the ownership of 600,000 shares of common stock of the Company awarded to him. The claims do not include any dollar amounts.

     The Company believes that the claims are without merit and intends to contest them vigorously. As a result, no amounts have been accrued in the financial statements in respect to these claims, and the outcome of the claims is not determinable.


     Liquidity  and  capital  resources

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses of $4,351,588 for the year ending December 31, 1999 compared to $539,661 for the year ending December 31, 1998. Although expenses in 1999 include non-cash charges of $2,801,038 (amortization and depreciation charges of $588,538 and interest expenses of $2,212,500), the Company has not generated positive cash flow from operations in 1999. These factors indicate that the Company's continuation as a going concern is dependent upon, among other things, its ability to obtain adequate financing.

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

     For the years ended; December 31, 1999 and 1998, the Company's net cash used in operating activities totaled $970,964 and $286,278, respectively. The net cash used primarily results from a low revenue base which was insufficient to cover selling, general and administrative expenses, and development expenses.

     The Company's net cash used in investing activities totaled $4,091,496 and $27,711 for the years ended December 31, 1999 and 1998, respectively. The Company's investing activities in 1999 included the acquisition of five (5) businesses for a net cash payment of $3,612,066. Investing activities in 1999 also included $270,1000 for property and equipment purchases and $209,303 for software development of the Company's encryption software products.

     The Company's financing activities for the year ended December 31, 1999 included $4,875,000 of loans provided by Blue Heron Venture Fund, Ltd. and $556,000 provided by issuance of shares of common stock.


Item  7.  Financial  Statements.

     Registrant's Consolidated Financial Statements as of December 31, 1999 and for the year ending December 31, 1999, and the independent auditor's report of Arthur Andersen LLP, independent public accountants, with respect thereto, appear in pages F1 -F16 of this Report on Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None. As disclosed in the 8-K filed on October 15, 1999, CyPost has engaged Arthur Andersen LLP as its auditor.

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

          On October 29, 1998, CyPost acquired all of the issued and outstanding capital stock of Communications Exchange Management, a Canadian corporation from Mushroom Innovations Inc. CyPost issued 4,180,000 pre-split, or 6,270,000 post-split, shares toMushroom which in turn issued these shares to its shareholders in the following proportion.: Robert Sendoh 480,000 pre-split (720,000 post-split) shares; Carl Whitehead 900,000 pre-split (1,350,000 post-split) shares; William Kaleta 1,300,000 pre-split 1,950,000 post-split) shares, and Kelly Shane Montalban 1,500,000 pre-split 2,250,000 post-split) shares. These shares were issued in proportion to the recipient's proportional share ownership in Mushroom Innovations. At the time of this transaction, Mr. Sendoh and Mr. Whitehead were directors of CyPost and Mr. Kaleta was an officer of Cypost. Further information relating to these transactions can be found in the footnotes to the Consolidated Financial Statements of CyPost under the caption "Issuance of Common Stock".

          CyPost has secured financing through issuance of certain 8 % Demand Notes payable to Blue Heron Venture Capital Fund Ltd. ("Blue Heron"), a corporation in which Kelly Shane Montalban is deemed to have an "indirect pecuniary" interest as a result of Mr. Montalban's status as investment adviser for Blue Heron. The Demand Notes are unsecured and are convertible into common stock at the lender's option .. The table below shows the discount to market negotiated between CyPost Corporation and Blue Heron. Between May and June of 1999, at a time when CyPost had virtually no operating revenues, it obtained $1 Million in financing through issuance of these Demand Notes. These Demand Notes were later converted into 1,500,000 post-split (1,000,000 pre-split) common shares. at $0.67 per share. Between July and November of 1999, the Company executed various further demand notes with similar terms and in November 1999, an aggregate principal amount of $3 Million was converted into 3,000,000 post-split (2,000,000 pre-split) common shares at $1.00 per share. Each borrowing and the execution of the associated Demand Note was approved by a disinterested majority of Directors.

       At December 31, 1999, the loans balance with Blue Heron is $875,000. Subsequent to December 31, 1999, the Company borrowed an additional $625,000 against the promissory note.

                                                           Closing Share
                                                               Price       Conversion   Discount to
Commitment Date   AMOUNT OF commitment   Share conversion                     Price        Market
----------------  ---------------------  ----------------  --------------  -----------  ------------

February 9, 1999  $           1,000,000         1,500,000  $       1.0208  $      0.67           35%
----------------  ---------------------  ----------------  --------------  -----------  ------------
March 17, 1999    $           3,000,000         3,000,000  $       1.5208  $      1.00           35%
----------------  ---------------------  ----------------  --------------  -----------  ------------
March 17, 1999    $           2,000,000         1,000,000  $       1.5208  $      1.33           14%
----------------  ---------------------  ----------------  --------------  -----------  ------------
July 12, 1999     $          10,000,000         2,500,000  $       2.9792  $      2.67           10%
----------------  ---------------------  ----------------  --------------  -----------  ------------

     On April 27, 2000, the March 17, 1999 promissory note for the remaining $2,000,000 commitment was re-negotiated between CyPost Corporation and the Fund Manager, due to the decrease in share price to the following.

                                          Closing Share
                  AMOUNT OF     Share         Price       Conversion    Discount
Commitment Date  commitment   conversion                     Price     to Market
---------------  -----------  ----------  --------------  -----------  ----------

April 27, 2000   $ 2,000,000   2,500,000  $         1.50  $      0.75         50%
---------------  -----------  ----------  --------------  -----------  ----------

     Currently the July 12, 1999 promissory note is still in negotiations with the Board of Directors and the Fund Manager of Blue Heron Venture Fund.


     Item  13.  Exhibits  List  and  Reports  on  Form  8-K.

     (a)  Exhibit  No.    Description
          -----------     -----------

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

          21              List  of  Subsidiaries

          23              Consent  of  Arthur  Andersen  LLP,  Independent
                          Public  Accountants

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

          2.  October  15, 1999 re: change in Registrant's Certifying Accountant

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

"ARTHUR  ANDERSEN  LLP"

Vancouver,  British  Columbia
March  23,  2000.

                                THOMAS  P.  MONAHAN
                           CERTIFIED  PUBLIC  ACCOUNTANT
                              208  LEXINGTON  AVENUE
                           PATERSON,  NEW  JERSEY  07502
                                 (973)  790-8775

To The Board of Directors and Shareholders of Cypost Corporation ( a development stage company)

      I have audited the accompanying consolidated balance sheet of Cypost Corporation ( a development stage company) as of December 31, 1998 and the related consolidated statements of operations, cash flows and stockholders' equity for the period from inception, September 5, 1997, to December 31, 1997, for the year ended December 31, 1998 and for period from inception, September 5, 1997, to December 31, 1998. These consolidated financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audits.

      I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

      In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cypost Corporation ( a development stage company) as of December 31, 1998 and the related consolidated statements of operations, cash flows and stockholders' equity for period from inception, September 5, 1997, to December 31, 1997, for the year ended December 31, 1998 and for period from inception, September 5, 1997, to December 31, 1998 in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that Cypost Corporation ( a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Cypost Corporation (a development stage company) to continue as a going concern.

Thomas  P.  Monahan,  CPA
March  12,  1999
Paterson,  New  Jersey

                               CYPOST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (U.S. Dollars)


                                                            1999          1998
                                                        ------------  -----------

ASSETS

CURRENT ASSETS

  CASH . . . . . . . . . . . . . . . . . . . . . . . .  $    415,779   $  47,212
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
  DOUBTFUL ACCOUNTS OF $34,000 (1998- $NIL). . . . . .       233,188          --
  PREPAIDS AND DEPOSITS. . . . . . . . . . . . . . . .       173,319      27,998
                                                        ------------  -----------

                                                             822,286      75,210
PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . .       599,582      22,330

GOODWILL AND OTHER INTANGIBLES, NET OF
  AMORTIZATION OF $458,758 (1998- $NIL). . . . . . . .     5,036,785          --

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .        69,389      28,657
SOFTWARE DEVELOPMENT, NET OF AMORTIZATION OF $69,768  .      139,535          --
                                                        ------------  -----------

                                                        $  6,667,577   $ 126,197

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  ACCOUNTS PAYABLE . . . . . . . . . . . . . . . . . .  $    849,300   $  11,090
  ACCRUED LIABILITIES. . . . . . . . . . . . . . . . .       133,937          --
  LOANS. . . . . . . . . . . . . . . . . . . . . . . .       875,000          --
  DEFERRED REVENUE . . . . . . . . . . . . . . . . . .       626,143          --
  PURCHASE OF INTERNET ARENA . . . . . . . . . . . . .       240,000          --
                                                        ------------  -----------

                                                           2,724,380      11,090
                                                        ------------  -----------
SHAREHOLDERS' EQUITY

  SHARE CAPITAL
    AUTHORIZED

      5,000,000 PREFERRED STOCK WITH A PAR VALUE OF $.001
      30,000,000 COMMON STOCK WITH A PAR VALUE OF $.001

    ISSUED AND OUTSTANDING
      NIL PREFERRED STOCK

      20,246,480 COMMON STOCK (1998- 13,264,500) . . .        20,246      13,264
  PAID-IN CAPITAL. . . . . . . . . . . . . . . . . . .     8,814,002     624,416
  DEFICIT. . . . . . . . . . . . . . . . . . . . . . .    (4,908,127)   (556,539)
  CURRENCY TRANSLATION ADJUSTMENT. . . . . . . . . . .        17,076      33,966
                                                        ------------  -----------

                                                           3,943,197     115,107
                                                        ------------  -----------

                                                        $  6,667,577   $ 126,197
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

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (U.S. Dollars)


                                                                        Period From
                                                                        September 5,
                                         YEAR ENDED      Year Ended        1997 to
                                         DECEMBER 31,    December 31,    December 31,
                                             1999            1998            1997
                                         ------------    ------------    ------------
REVENUE ..............................   $  1,020,347    $       --      $       --

DIRECT COSTS .........................        563,118            --              --
                                         ------------    ------------    ------------

                                              457,229            --              --
                                         ------------    ------------    ------------

EXPENSES

   SELLING, GENERAL AND ADMINISTRATIVE      1,998,957         383,046            --
   AMORTIZATION AND DEPRECIATION .....        588,538           6,233            --
   DEVELOPMENT .......................             --         150,382         16,878
                                         ------------    ------------    ------------

                                            2,587,495         539,661         16,878
                                         ------------    ------------    ------------

                                           (2,130,266)       (539,661)       (16,878)

INTEREST EXPENSE .....................      2,221,322            --              --
                                         ------------    ------------    ------------

NET LOSS .............................   $ (4,351,588)   $   (539,661)   $   (16,878)
                                         ============    ============    ============


LOSS PER SHARE, BASIC AND DILUTED ....   $      (0.28)   $      (0.07)   $     (0.02)
                                         ============    ============    ============

WEIGHTED AVERAGE NUMBER OF

   SHARES OUTSTANDING ................     15,816,232       7,720,603         961,644
                                         ============    ============    ============

         The accompanying notes are an integral part of these consolidated financial statements.

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. Dollars)


                                                                           Period From
                                                                           September 5,
                                              YEAR ENDED     Year Ended     1997 to
                                              DECEMBER 31,   December 31,  December 31,
                                                  1999           1998           1997
                                              ------------   -----------    -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES

      NET LOSS ............................   $(4,351,588)   $  (539,661)   $   (16,878)
      Add items not affecting cash
         AMORTIZATION AND DEPRECIATION ....       588,538          6,233           --
         INTEREST EXPENSE .................     2,212,500           --             --
         NON-CASH EXPENSES ................          --          207,500           --
                                              ------------  -------------   ------------
                                               (1,550,550)      (325,928)       (16,878)
      Changes in non-cash operating
         accounts
             ACCOUNTS RECEIVABLE ..........       (90,017)          --             --
             PREPAIDS AND DEPOSITS ........      (109,550)       (27,998)          --
             OTHER ASSETS .................       (15,972)        58,523           --
             ACCOUNTS PAYABLE .............       583,787          9,125          1,965
             ACCRUED LIABILITIES ..........        61,417           --             --
             DEFERRED REVENUE .............       149,921           --             --
                                              ------------  -------------   ------------
Net cash provided by (used in)
operating activities                             (970,964)      (268,713)       (14,913)
                                              ------------  -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisitions of businesses, less cash
         THEREIN OF $115,953 ..............    (3,612,066)          --             --
      PROPERTY AND EQUIPMENT, NET .........      (270,100)       (27,711)          (852)
      SOFTWARE DEVELOPMENT                       (209,303)
                                              ------------  -------------   ------------
Net cash used in investing
activities                                     (4,091,469)       (27,711)          (852)
                                              ------------  -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      LOAN ................................     4,875,000           --            --
      SALE OF COMMON STOCK ................       556,000        323,000         20,000
                                              ------------  -------------   ------------
Net cash provided by financing
Activities                                      5,431,000        323,000        20,000
Exchange rate changes on Cash in
Foreign currency                                      --          33,966           --

                                              ------------  -------------   ------------

NET INCREASE IN CASH ..........................   368,567         42,977         4,235
CASH, BEGINNING OF PERIOD .................        47,212          4,235          --
                                              ------------  -------------   ------------

CASH, END OF PERIOD .......................   $   415,779    $    47,212    $    4,235
                                              ============  =============   ============

CASH PAID DURING THE PERIOD FOR
   INTEREST ...............................   $      --      $      --      $     --
   INCOME TAXES ...........................          --             --            --

         The accompanying notes are an integral part of these consolidated financial statements.

                                                  CYPOST CORPORATION
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     (U.S. Dollars)


                                                                            Additional                 Currency
                                                           COMMON STOCK       Paid-in                  Translation
                                                         NUMBER    AMOUNT     CAPITAL      DEFICIT     Adjustment       TOTAL
                                                      ----------  --------  -----------  ------------  ------------  -----------
Incorporation date, September 5, 1997
    Issued for acquisition of
       ePost Innovations, Inc. ....................   3,000,000   $  3,000  $   (1,000)  $       --                  $    2,000
    ISSUED ON SALE OF UNITS .......................     600,000        600      19,400           --                      20,000
    Net loss                                                                                 (16,878)                   (16,878)
                                                      ----------  --------  -----------  ------------  ------------  -----------
Balance, December 31, 1997 ........................   3,600,000      3,600      18,400           --        --             5,122
    Issued on sale of units .......................   2,400,000      2,400      77,600           --        --            80,000
    Issued for cash ...............................      57,000         57      18,943           --        --            19,000
    Issued for legal services .....................      22,500         22       7,478           --        --             7,500
    Issued for acquisition of
      Communication Exchange Management, Inc. .....   6,270,000      6,270      (2,090)          --        --             4,180
    Issued for exercise of warrants ...............     915,000        915     243,085           --        --           244,000
    Offering expenses .............................         --         --      (20,000)          --        --           (20,000)
    Share transfer for services                             --         --      281,000           --        --           281,000
    NET LOSS ......................................         --         --          --       (539,661)      --          (539,661)
    Currency translation adjustment                         --         --          --                       33,966       33,966
                                                      ----------  --------  -----------  ------------  ------------  -----------
Balance, December 31, 1998 ........................   13,264,500    13,264     624,416      (556,539)       33,966      115,107
    Issued for acquisition of Intouch.Internet Inc.        9,855        10      28,515           --            --        28,525
    Issued for acquisition of NetRover Inc.
      and NetRover Office Inc. ....................      219,000       219     679,324           --            --       679,543
    Issued for acquisition of Connect Northwest ...      147,985       148     659,852           --            --       660,000
    Issued for acquisition of Internet Arena ......       20,140        20      59,980           --            --        60,000
    Issued for loan conversion ....................    4,500,000     4,500   3,995,500           --            --     4,000,000
    Issued for exercise of warrants ...............    2,085,000     2,085     553,915           --            --       556,000
    Beneficial conversion feature on loans ........          --        --    2,212,500           --            --     2,212,500
    NET LOSS ......................................          --        --          --     (4,351,588)          --    (4,351,588)
    Currency translation adjustment                                                --            --        (16,890)     (16,890)
                                                      ----------  --------  -----------  ------------  ------------  -----------

BALANCE, DECEMBER 31, 1999 ........................   20,246,480  $ 20,246  $8,814,002   $(4,908,127)  $    17,076   $ 3,943,197
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

     SOFTWARE  DEVELOPMENT  COSTS

     Under SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Software developments costs amortized on the straightline method over the estimated economic life of the product of three years.

     As at December 31, 1999, the company capitalized $209,303 of software development costs and amortized $69,768 of these costs.


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

     HERMES  NET  SOLUTIONS  INC.

     Under SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Software developments costs amortized on the straightline method over the estimated economic life of the product of three years.

     As at December 31, 1999, the company capitalized $209,303 of software development costs and amortized $69,768 of these costs.

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


     ePost  INNOVATIONS,  INC.

     On September 17, 1997, the Company acquired ePOST Innovations, Inc.("ePost"), a wholly-owned subsidiary of Mushroom Innovations, Inc. ("Mushroom"). The Company and Mushroom have officers and directors in common.

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

     Under SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Software developments costs amortized on the straightline method over the estimated economic life of the product of three years.

     As at December 31, 1999, the company capitalized $209,303 of software development costs and amortized $69,768 of these costs.

The following details the identity of the parties which owned CyPost and Mushroom Innovations both before and after each acquisition transaction.

     a) Ownership Interests of Mushroom prior to and after CyPost's acquisition of ePost.

               Robert Sendoh          60,000 shares           60% interest
               Carl Whitehead          30,000 shares          30% interest
               William Kaleta          10,000 shares          10% interest
               Total                  100,000 shares         100% interest

     b) Ownership Interests of CyPost prior to and after CyPost's acquisition of ePost.

          Prior to the acquisition of ePost, CyPost did not have any issued and outstanding shares. The acquisition of ePost involved CyPost issuing 3,000,000 of its shares to Mushroom; in turn, Mushroom distributed these shares to its shareholders in the following proportion:


Robert Sendoh             1,530,000 shares      51% interest
Carl Whitehead              900,000 shares      30% interest
William Kaleta              300,000 shares      10% interest
Chiyoko Asanumu             270,000 shares       9% interest
Total                     3,000,000 shares     100% interest

Note:  Robert Sendoh gifted 9% of his shares to Chiyoko Asanuma, his sister.


Company  Ownership  Percentage prior to CEM acquisition

                                          Mushroom   The Company
                                          ---------  ------------
Carl Whitehead, President of the Company        30%           30%
Robert Sendoh                                   60%           51%
William Kaleta                                  10%           10%
Kelly Shane Montalban                            0%            0%
Chiyoko Asanuma                                  0%            9%
                                          ---------  ------------
                                               100%          100%

      The Company acquired all the rights, title and interest to all the assets previously owned by ePOST. Those assets consisted of proprietary knowledge of various computer software products under development by ePost Canada.


     COMMUNICATION  EXCHANGE  MANAGEMENT,  INC.

     On October 29, 1998, the Company acquired Communication Exchange Management, Inc. ("CEM"), a subsidiary of Mushroom. The Company issued 6,270,000 post - split shares of common stock valued at $4,180 for consideration of all of the issued and outstanding stock of CEM. The Company acquired all the rights, title and interest to all the assets owned by CEM which consisted of proprietary knowledge of various computer software products under development by CEM.

     The acquisition has been accounted for under the purchase method. Operating results of CEM prior to the date of acquisition were not significant.

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
                                                             ==============    ==============

9.     COMMITMENTS AND CONTIGENCIES

       Litigation

       Subsequent to year end, the former president of the Company filed various Legal claims against the Company and the Company's transfer agent in respect of the ownership of 600,000 shares of common stock of the Company awarded to him. The claims do not include any dollar amounts.

       The Company believes that the claims are without merit and intends to contest them vigorously. As a result, no amounts have been accrued in the financial statements in respect to these claims, and the outcome of the claims is not determinable.



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
                                                             ==============

10.   PRO FORMA DISCLOSURES ON BUSINESS COMBINATIONS (UNAUDITED)

     As described in Note 3, the Company completed various business and asset acquisitions during 1999 and has entered into another acquisition in 2000 described in Note 12. The following presents unaudited pro forma financial information as though each of the transactions occurred on January 1, 1999 and 1998. This pro forma financial information include adjustments giving effect to goodwill amortizations associated with the acquisitions and interest expense on debt incurred to finance the acquisitions.



      PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 (UNAUDITED)

                                                             INTERNET    CONNECT     PRO FORMA
(US DOLLARS)         CYPOST     HERMES   INTOUCH  NETROVER     ARENA    NORTHWEST   ADJUSTMENT     PLAYA       TOTAL
REVENUE                13,000   428,000  322,000  1,812,000   537,000     653,000            0    452,000    4,217,000

NET INCOME (LOSS)  (4,050,000)   24,000   35,000    138,000   (53,000)    (90,000)  (1,832,000)  (260,000)  (6,088,000)

LOSS PER SHARE                                                                                                   (0.79)


      PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)

                                                            INTERNET    CONNECT     PRO FORMA
(US DOLLARS)        CYPOST    HERMES   INTOUCH   NETROVER     ARENA    NORTHWEST   ADJUSTMENT     PLAYA       TOTAL
REVENUE                   0   205,000  406,000   1,852,000   342,000     535,000            0    306,000    3,646,000

NET INCOME (LOSS)  (429,000)   90,000  (22,000)     11,000  (221,000)    (29,000)  (1,832,000)  (182,000)  (2,614,000)

LOSS PER SHARE                                                                                                  (0.34)


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