Form 10-Q/A
period 1999-09-30
CYPOST CORP
filed 2000-08-28
CIK 1090659

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549


                                 Amendment No. Five
                                       to
                                 FORM  10-QSB/5A


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
                                                                         ------------
                                                                           3,076,389

SHAREHOLDERS' EQUITY
  Share capital
    Authorized
      5,000,000 preferred stock with a par value of $.001
      30,000,000 common stock with a par value of $.001
    Issued and outstanding
      Nil preferred stock
      16,859,355 common stock . . . . . . . . . . . . . .  $    16,859
  Paid in capital . . . . . . . . . . . . . . . . . . . .    4,113,346
  Deficit . . . . . . . . . . . . . . . . . . . . . . . .   (3,517,399)
  Cumulative translation adjustment . . . . . . . . . . .       19,500       632,306
                                                           ------------  ------------
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

                                 (U.S. Dollars)


                                                          Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                         --------------------         -------------------

                                                      1999             1998              1999         1998
                                       --------------------  -------------------  ------------  -----------
REVENUE . . . . . . . . . . . . . . .  $           185,670   $                -   $   197,262   $        -
DIRECT COSTS. . . . . . . . . . . . .               49,275                    -        49,275            -
                                       --------------------  -------------------  ------------  -----------
                                                   136,395                    -       147,987            -
                                       --------------------  -------------------  ------------  -----------
EXPENSES
  Selling, general and administrative              432,521               34,840     1,167,636      153,004
    Amortization and depreciation . . .             24,874                    -        33,211        2,852
                                       --------------------  -------------------  ------------  -----------
                                                   457,395               34,840     1,200,847      155,856
                                       --------------------  -------------------  ------------  -----------
Loss before Interest Expense. . . . .             (321,000)             (34,840)   (1,052,860)    (155,856)
INTEREST EXPENSE. . . . . . . . . . .            1,378,000                    -     1,908,000            -
                                       --------------------  -------------------  ------------  -----------
NET LOSS. . . . . . . . . . . . . . .           (1,699,000)             (34,840)   (2,960,860)    (155,856)
DEFICIT, beginning of period. . . . .           (1,818,399)            (137,894)     (556,539)     (16,878)
                                       --------------------  -------------------  ------------  -----------
DEFICIT, end of period. . . . . . . .  $        (3,517,399)  $         (172,734)  $(3,517,399)  $ (172,734)
                                       ====================  ===================  ============  ===========

LOSS PER SHARE, basic and diluted . .  $             (0.11)  $            (0.01)  $     (0.20)  $    (0.03)
                                       ====================  ===================  ============  ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING . . . . .           16,105,177            6,376,239    14,953,226    5,655,753
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

                                    CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                        (UNAUDITED)

                                      (U.S. Dollars)


                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                              -----------------------------------------  -----------------------

                                                          1999                   1998        1999        1998
                                              --------------------  -------------------  ------------ ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . .  $        (1,699,000)  $          (34,840)  $(2,960,860)  $(155,856)
  Add items not affecting cash
    Amortization . . . . . . . . . . . . . .               24,874                    -        33,211      2,852
    Interest expense . . . . . . . . . . . .            1,378,000                    -     1,908,000           -
  Change in non-cash operating accounts. . .              (68,978)               2,298        89,450         387
                                              --------------------  -------------------  ------------  ----------
NET CASH USED IN OPERATING ACTIVITIES. . . .             (365,104)             (32,542)     (930,199)   (152,617)
                                              --------------------  -------------------  ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds (purchase) of capital assets. . .              (34,169)                 644       (55,194)    (18,360)
  Acquisition of Hermes Net Solutions, Inc..                    -                    -      (445,112)          -
  Acquisition of InTouch.Internet Inc. . . .                    -                    -      (197,917)          -
  Purchase of other assets . . . . . . . . .              (69,477)                   -       (54,220)          -
  Software development                                   (114,339)                   -      (142,010)          -
                                              --------------------  -------------------  ------------  ----------
NET CASH PROVIDED FROM (USED IN)
  INVESTING ACTIVITIES . . . . . . . . . . .             (217,985)                 644      (894,453)    (18,360)
                                              --------------------  -------------------  ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan repayment . . . . . . . . . . . . . .              (66,841)                   -             -           -
  Loan proceeds. . . . . . . . . . . . . . .            2,750,000                    -     3,650,000           -
  Issuance of shares . . . . . . . . . . . .                    -               44,000       556,000     185,000
                                              --------------------  -------------------  ------------  ----------
NET CASH PROVIDED FROM FINANCING
  ACTIVITIES . . . . . . . . . . . . . . . .            2,683,154               44,000     4,206,000     185,000
  Exchange rate changes on cash in
    foreign currency . . . . . . . . . . . .              (14,466)              (2,162)      (14,466)     (2,847)

                                              --------------------  -------------------  ------------  ----------
NET INCREASE IN CASH . . . . . . . . . . . .            2,085,604                9,940     2,366,882      11,176
CASH, beginning of period. . . . . . . . . .              328,490                5,103        47,212       3,867
                                              --------------------  -------------------  ------------  ----------
CASH, end of period. . . . . . . . . . . . .  $         2,414,094   $           15,043   $ 2,414,094   $  15,043
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

                               CYPOST CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (U.S. Dollars)


                                                                                         Additional                  Currency
                                                                       Common  Stock       Paid-in                   Translation
                                                                     ------------------
                                                                      Number    Amount     Capital      Deficit      Adjustment
                                                                     ----------  -------  -----------  ------------  ------------


INCORPORATION DATE, SEPTEMBER 5, 1997
  Issued for acquisition of ePost Innovations, Inc. . . . . . . . .   3,000,000  $ 3,000  $   (1,000)  $         -   $         -
  Issued on sale of units . . . . . . . . . . . . . . . . . . . . .     600,000      600      19,400             -             -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        -           -       (16,878)            -
                                                                     ----------  -------  -----------  ------------  ------------
BALANCE, DECEMBER 31, 1997. . . . . . . . . . . . . . . . . . . . .   3,600,000    3,600      18,400       (16,878)            -
  Issued on sale of units . . . . . . . . . . . . . . . . . . . . .   2,400,000    2,400      77,600             -             -
  Issued for cash . . . . . . . . . . . . . . . . . . . . . . . . .      57,000       57      18,943             -             -
  Issued for legal services . . . . . . . . . . . . . . . . . . . .      22,500       22       7,478             -             -
  Issued for acquisition of Communication Exchange Management, Inc.   6,270,000    6,270      (2,090)            -             -
  Issued for exercise of warrants . . . . . . . . . . . . . . . . .     915,000      915     243,085             -             -
  Offering expenses . . . . . . . . . . . . . . . . . . . . . . . .           -        -     (20,000)            -             -
  Share transfer for services . . . . . . . . . . . . . . . . . . .           -        -     281,000             -             -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        -           -      (539,661)            -
  Currency translation adjustment . . . . . . . . . . . . . . . . .           -        -           -             -        33,966
                                                                     ----------  -------  -----------  ------------  ------------
BALANCE, DECEMBER 31, 1998. . . . . . . . . . . . . . . . . . . . .  13,264,500   13,264     624,416      (556,539)       33,966
  Issued for acquisition of InTouch.Internet Inc. . . . . . . . . .       9,855       10      28,515             -             -
  Issued for loan conversion. . . . . . . . . . . . . . . . . . . .   1,500,000    1,500     998,500             -             -
  Issued for exercise of warrants . . . . . . . . . . . . . . . . .   2,085,000    2,085     553,915             -             -
  Beneficial conversion feature on loans. . . . . . . . . . . . . .           -        -   1,908,000             -             -
  Currency   translation adjustment . . . . . . . . . . . . . . . .           -        -           -             -       (14,466)
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        -           -    (2,960,860)            -
                                                                     ----------  -------  -----------  ------------  ------------
BALANCE, SEPTEMBER 30, 1999 . . . . . . . . . . . . . . . . . . . .  16,859,355  $16,859  $4,113,346   $(3,517,399)  $    19,500
                                                                     ==========  =======  ===========  ============  ============

                                                                        Total
                                                                     ----------


INCORPORATION DATE, SEPTEMBER 5, 1997
  Issued for acquisition of ePost Innovations, Inc. . . . . . . . .  $    2,000
  Issued on sale of units . . . . . . . . . . . . . . . . . . . . .      20,000
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (16,878)
                                                                     ----------
BALANCE, DECEMBER 31, 1997. . . . . . . . . . . . . . . . . . . . .       5,122
  Issued on sale of units . . . . . . . . . . . . . . . . . . . . .      80,000
  Issued for cash . . . . . . . . . . . . . . . . . . . . . . . . .      19,000
  Issued for legal services . . . . . . . . . . . . . . . . . . . .       7,500
  Issued for acquisition of Communication Exchange Management, Inc.       4,180
  Issued for exercise of warrants . . . . . . . . . . . . . . . . .     244,000
  Offering expenses . . . . . . . . . . . . . . . . . . . . . . . .     (20,000)
  Share transfer for services . . . . . . . . . . . . . . . . . . .     281,000
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (539,661)
  Currency translation adjustment . . . . . . . . . . . . . . . . .      33,966
                                                                     ----------
BALANCE, DECEMBER 31, 1998. . . . . . . . . . . . . . . . . . . . .     115,107
  Issued for acquisition of InTouch.Internet Inc. . . . . . . . . .      28,525
  Issued for loan conversion. . . . . . . . . . . . . . . . . . . .   1,000,000
  Issued for exercise of warrants . . . . . . . . . . . . . . . . .     556,000
  Beneficial conversion feature on loans. . . . . . . . . . . . . .   1,908,000
  Currency   translation adjustment . . . . . . . . . . . . . . . .     (14,466)
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (2,960,860)
                                                                     ----------
BALANCE, SEPTEMBER 30, 1999 . . . . . . . . . . . . . . . . . . . .  $  632,306
                                                                     ==========

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

Also on June 30, 1999, the Company purchased all the shares of InTouch.Internet Inc. for Cdn.$428,000 (U.S.$293,000). The consideration for this purchase included cash of Cdn.$386,000 (U.S.$265,000) and 9,855 shares of common stock (issued on August 9, 1999) valued at Cdn.$42,000 (U.S.$28,000) as stated in the Share Purchase Agreement.

Both acquisitions have been accounted for by the purchase method of accounting. In both acquisitions, the net assets acquired included goodwill and other intangibles which will be amortized on a straight line basis over its estimated useful life of three years. These financial statements include the results of operations of the two acquired businesses for the period from July 1, 1999 to September 30, 1999. Pro forma information in respect of these acquisitions is provided through each of the acquisitions had occurred on January 1, 1999 and 1998.

                                   PRO FORMA STATEMENT OF OPERATIONS

             a)       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                         TOTAL
                 CYPOST           HERMES           INTOUCH          ADJUSTMENT         PRO FORMA
REVENUE         $  197,000        $187,000         $189,000         $      0           $573,000

NET LOSS        (2,961,000)              0           (7,000)        (127,000)        (3,095,000)

LOSS PER SHARE                                                                            (0.21)


             b)       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                                         TOTAL
                 CYPOST           HERMES           INTOUCH          ADJUSTMENT         PRO FORMA

REVENUE         $        0        $135,000         $389,000         $      0            $524,000

NET LOSS          (156,000)         (1,000)               0         (127,000)           (284,000)

LOSS PER SHARE                                                                             (0.05)



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


6.     PRO FORMA DISCLOSURES ON BUSINESS COMBINATION (UNAUDITED)

PROFORMA  CONDENSED  CONSOLIDATED  STATEMENT  OF  OPERATIONS
FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  1999

                                                                               INTERNET   CONNECT    PRO-FORMA       TOTAL
                                      CYPOST     HERMES   INTOUCH   NETROVER    ARENA    NORTHWEST  ADJUSTMENTS    PRO FORMA
                                    -----------  -------  --------  ---------  --------  ---------  ------------  -----------
REVENUE                                197,000   187,000  189,000   1,402,000  466,000     563,000            0    3,004,000
NET INCOME (LOSS)                   (2,961,000)        0   (7,000)     90,000  (45,000)      7,000   (1,602,000)  (4,518,000)
                                    ===========  =======  ========  =========  ========  =========  ============  ===========

LOSS PER SHARE, BASIC AND DILUTED                                                                                      (0.29)
                                                                                                                  ===========

PROFORMA  CONDENSED  CONSOLIDATED  STATEMENT  OF  OPERATIONS
FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  1998

                                                                              INTERNET    CONNECT     PRO-FORMA      TOTAL
                                     CYPOST     HERMES   INTOUCH   NETROVER     ARENA    NORTHWEST   ADJUSTMENTS    PRO FORMA
                                    ---------  --------  -------  ----------  ---------  ----------  ------------  -----------
REVENUE                                    0   135,000   389,000  1,700,000    295,000     382,000             0    2,901,000
NET INCOME (LOSS)                   (156,000)   (1,000)        0   (107,000)  (101,000)    (49,000)   (1,664,750)  (2,078,750)
                                    =========  ========  =======  ==========  =========  ==========  ============  ===========

LOSS PER SHARE, BASIC AND DILUTED                                                                                       (0.34)
                                                                                                                   ===========


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

     Direct costs, which consist of telecommunications charges in respect of providing Internet connection services to customers, of approximately $49,275 were incurred in the three months and nine months ended September 30, resulting in a gross margin of $136,395 (73%) for the three months and $147,793 (75%) for the nine months for the nine months ended September 30, 1999. Selling, general and administrative expenses of $432,521 and $1,167,442 for the three months ended and nine months ended September 30, 1999, respectively includes $9,590 and $261,093 for sales and marketing, $381,083 and $406,193 for salaries and benefits $38,500 and $137,778 for professional services, and $3,348 and $362,378 for general and administrative expenses. Legal and professional fees, which were incurred primarily for the filing of registration statements and corporate matters amounted to $27,556 and $137,778 for the three months ended and nine months ended September 30, 1999, respectively and are reported as selling, general and administrative expenses on the statement of operations. The increase in the above noted costs during 1999 over 1998 results from the Company emerging from the development stage in 1999 and commencing revenue generating activities. Net loss before interest expense of $321,000 for the three months ended and $1,052,860 for the nine months ended September 30, 1999 results from a revenue base, which was insufficient to cover selling, general and administrative expenses. Interest expense of $1,378,000 and $1,908,000 for the three months ended and nine months ended September 30, 1999 is in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note),the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible at the commitment date of the loan. The interest expense is a non-cash item and result in an interest in paid-in-capital.


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

     The Company's net cash increased by $2,366,882 from $47,212 at December 31, 1998 to $2,414,094 at September 30,1999.

     Acquisition  of  Hermes  Net  Solutions  Inc.  and  Intouch.Internet  Inc.:
Effective June 30, 1999, the Company purchased all the issued and outstanding shares of Hermes Net Solutions Inc. for a total cash consideration of $528,000 USD, of which $453,000 USD was paid on closing and $75,000 USD holdback was paid to the seller in December 1999, as defined in the purchase agreement. Also effective June 30, 1999, the Company purchased all the issued and outstanding shares of Intouch Internet Inc. for a purchase price of $293,000 USD. The consideration for this purchase consisted of cash of $265,000 USD and the issuance of 6,570 pre-split, or 9,855 post-split, common shares (issued on August 9, 1999) valued at $28,000 USD. Both acquisitions, have been accounted for under the purchase method of accounting. In both acquisitions the net assets acquired included goodwill and customer lists which will be amortized over three years on the straight line basis.

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

Item  2.  Changes  in  Securities

On August 9, 1999, the Company issued 6,570 pre-split, or 9,855 post-split shares of its common stock to the former owners of InTouch.Internet Inc. as partial payment for the Company's acquisition of that company.

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

Item  3.  Defaults  Upon  Senior  Securities

      On August 16, 1999 the Company issued One Million shares of its common stock to Blue Heron Venture Fund Ltd. in exchange for Blue Heron's cancellation of $1,000,000 of indebtedness (together with interest accrued thereon) owed by the Company which had been evidenced by one or more demand promissory notes bearing interest at 8% per annum. Such issuance of stock and the cancellation of the indebtedness was preceded by a demand for payment in full from Blue Heron which the Company was not able to meet. The shares were issued directly to Blue Heron pursuant to the exemption afforded by Regulation S of the Securities Act and no underwriting commissions, fees or discounts were paid in connection therewith.

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


                                      CyPost  Corporation
                                      (Registrant)


Date: August 25, 2000                 By:  /s/  Robert  Sendoh
                                      -------------------------
                                      Chief  Executive  Officer