Form 10KSB/A
period 1999-12-31
CYPOST CORP
filed 2000-08-28
CIK 1090659

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

            Commission file number 000-26751
                                   ---------

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

          (d) On August 9, 1999, the Company issued 6,570 pre-split, or 9,855 post-split shares of its common stock to the former owners of Intouch.Internet, Inc. as partial payment for the Company's acquisition of that company. These shares were issued under the Section 4(2) exemption for transactions by an issuer not involving a public offering under the Securities Act.

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

     For the years ended; December 31, 1999 and 1998, the Company's net cash used in operating activities totaled $970,964 and $268,713, respectively. The net cash used primarily results from a low revenue base which was insufficient to cover selling, general and administrative expenses, and development expenses.

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

      * Based on 20,353,538 shares issued and outstanding. Forward-Looking Statements

      Item 12. Certain Relationships and Related Transactions.

          On September 17, 1997, CyPost purchased all of the shares of ePost Canada. In return for such purchase, CyPost issued a total of 2,000,000 pre-split, or 3,000,000 post-split shares to the following individual: Robert Sendoh 1,020,000 pre-split (1,530,000 post-split) shares; Carl Whitehead 600,000 pre-split (900,000 post-split) shares; William Kaleta 200,000 pre-split (300,000 post-split) shares; and Chiyoko Asanuma 180,000 pre-split (270,000 post-split) shares. There were no other outstanding shares at the time, and therefore, as a result Mr. Sendoh became a 51% stockholder, Mr. Whitehead became a 30% stockholder, Mr. Kaleta became a 10% stockholder and Ms. Asanuma became a 9% stockholder of CyPost. Prior to and after the acquisition of ePost, Robert Sendoh held majority interest (60%) in Mushroom as well as majority interest (51%) in the company


          On October 29, 1998, CyPost acquired all of the issued and outstanding capital stock of Communications Exchange Management, a Canadian corporation from Mushroom Innovations Inc. CyPost issued 4,180,000 pre-split, or 6,270,000 post-split, shares to Mushroom which in turn issued these shares to its shareholders in the following proportion.: Robert Sendoh 480,000 pre-split (720,000 post-split) shares; Carl Whitehead 900,000 pre-split (1,350,000 post-split) shares; William Kaleta 1,300,000 pre-split 1,950,000 post-split) shares, and Kelly Shane Montalban 1,500,000 pre-split 2,250,000 post-split) shares. These shares were issued in proportion to the recipient's proportional share ownership in Mushroom Innovations. At the time of this transaction, Mr. Sendoh and Mr. Whitehead were directors of CyPost and Mr. Kaleta was an officer of Cypost. Further information relating to these transactions can be found in the footnotes to the Consolidated Financial Statements of CyPost under the caption "Issuance of Common Stock".

          CyPost has secured financing through issuance of certain 8 % Demand Notes payable to Blue Heron Venture Capital Fund Ltd. ("Blue Heron"), a corporation in which Kelly Shane Montalban is deemed to have an "indirect pecuniary" interest as a result of Mr. Montalban's status as investment adviser for Blue Heron. The Demand Notes are unsecured and are convertible into common stock at the lender's option The table below shows the discount to market negotiated between CyPost Corporation and Blue Heron. Between May and June of 1999, at a time when CyPost had virtually no operating revenues, it obtained $1 Million in financing through issuance of these Demand Notes. These Demand Notes were later converted into 1,500,000 post-split (1,000,000 pre-split) common shares. at $0.67 per share on August 16, 1999. Between July and November of 1999, the Company executed various further demand notes with similar terms and in November 1999, an aggregate principal amount of $3 Million was converted into 3,000,000 post-split (2,000,000 pre-split) common shares at $1.00 per share. Each borrowing and the execution of the associated Demand Note was approved by a disinterested majority of Directors.

       At December 31, 1999, the loans balance with Blue Heron is $875,000. Subsequent to December 31, 1999, the Company borrowed an additional $625,000 against the promissory note.

                                                           Closing Share
                                                               Price       Conversion   Discount to
Commitment Date   AMOUNT OF commitment   Share conversion                     Price        Market
----------------  ---------------------  ----------------  --------------  -----------  ------------

February 9, 1999  $           1,000,000         1,500,000  $       1.0208  $      0.67           35%
----------------  ---------------------  ----------------  --------------  -----------  ------------
March 17, 1999    $           3,000,000         3,000,000  $       1.5208  $      1.00           35%
----------------  ---------------------  ----------------  --------------  -----------  ------------
March 17, 1999    $           2,000,000         1,500,000  $       1.5208  $      1.33           14%
----------------  ---------------------  ----------------  --------------  -----------  ------------
July 12, 1999     $          10,000,000         3,750,000  $       2.9792  $      2.67           10%
----------------  ---------------------  ----------------  --------------  -----------  ------------

     Currently the July 12, 1999 promissory note is still in negotiations with the Board of Directors and the Fund Manager of Blue Heron Venture Fund.


     Item  13.  Exhibits  List  and  Reports  on  Form  8-K.

     (a)  Exhibit  No.    Description
          -----------     -----------

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

          8.6 Acquisition agreement dated as of October 4, 1999 between the issuer and Net Rover Office Inc (previously filed with 8-k of Netrover Inc. On October 12, 1999)

          8.7 Acquisition agreement dated as of October 26, 1999 between the issuer and Connect Northwest Services (previously filed with 8-K on November 12, 1999)

          10 Consent of Thomas Monahan, Certified Public Accountant (previously filed)

          21              List  of  Subsidiaries

          23 Consent of Arthur Andersen LLP, Independent Public Accountants (previously filed)

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

                              CYPOST  CORPORATION

     DATE: AUGUST 25,  2000                By:  /s/  Robert Sendoh
                                              ----------------------------
                                              Robert Sendoh
                                              Chief  Executive  Officer

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

      The accompanying consolidated financial statements have been prepared assuming that Cypost Corporation ( a development stage company) will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Cypost Corporation (a development stage company) to continue as a going concern.

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

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (U.S. Dollars)


                                                                        Period From
                                                                        September 5,
                                         YEAR ENDED      Year Ended        1997 to
                                         DECEMBER 31,    December 31,    December 31,
                                             1999            1998            1997
                                         ------------    ------------    ------------
REVENUE ..............................   $  1,020,541    $       --      $       --

DIRECT COSTS .........................        563,118            --              --
                                         ------------    ------------    ------------

                                              457,423            --              --
                                         ------------    ------------    ------------

EXPENSES

   SELLING, GENERAL AND ADMINISTRATIVE      1,999,151         383,046            --
   AMORTIZATION AND DEPRECIATION .....        588,538           6,233            --
   DEVELOPMENT .......................             --         150,382         16,878
                                         ------------    ------------    ------------

                                            2,587,689         539,661         16,878
                                         ------------    ------------    ------------

                                           (2,130,266)       (539,661)       (16,878)

INTEREST EXPENSE .....................      2,221,322            --              --
                                         ------------    ------------    ------------

NET LOSS .............................   $ (4,351,588)   $   (539,661)   $   (16,878)
                                         ============    ============    ============


LOSS PER SHARE, BASIC AND DILUTED ....   $      (0.28)   $      (0.08)   $     (0.02)
                                         ============    ============    ============

WEIGHTED AVERAGE NUMBER OF

   SHARES OUTSTANDING ................     15,816,232       7,033,479         961,644
                                         ============    ============    ============

         The accompanying notes are an integral part of these consolidated financial statements.

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. Dollars)


                                                                           Period From
                                                                           September 5,
                                              YEAR ENDED     Year Ended     1997 to
                                              DECEMBER 31,   December 31,  December 31,
                                                  1999           1998           1997
                                              ------------   -----------    -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES

      NET LOSS ............................   $(4,351,588)   $  (539,661)   $   (16,878)
      Add items not affecting cash
         AMORTIZATION AND DEPRECIATION ....       588,538          6,233           --
         INTEREST EXPENSE .................     2,212,500           --             --
         NON-CASH EXPENSES ................          --          207,500           --
                                              ------------  -------------   ------------
                                               (1,550,550)      (325,928)       (16,878)
      Changes in non-cash operating
         accounts
             ACCOUNTS RECEIVABLE ..........       (90,017)          --             --
             PREPAIDS AND DEPOSITS ........      (109,550)       (27,998)          --
             OTHER ASSETS .................       (15,972)        58,523           --
             ACCOUNTS PAYABLE .............       583,787          9,125          1,965
             ACCRUED LIABILITIES ..........        61,417           --             --
             DEFERRED REVENUE .............       149,921           --             --
                                              ------------  -------------   ------------
Net cash provided by (used in)
operating activities                             (970,964)      (286,278)       (14,913)
                                              ------------  -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisitions of businesses, less cash
         THEREIN OF $115,953 ..............    (3,612,066)          --             --
      PROPERTY AND EQUIPMENT, NET .........      (270,100)       (27,711)          (852)
      SOFTWARE DEVELOPMENT                       (209,303)
                                              ------------  -------------   ------------
Net cash used in investing
activities                                     (4,091,469)       (27,711)          (852)
                                              ------------  -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      LOAN ................................     4,875,000           --             --
      SALE OF COMMON STOCK ................       556,000        323,000         20,000
                                              ------------  -------------   ------------
Net cash provided by financing
Activities                                      5,431,000        323,000         20,000
Exchange rate changes on Cash in
Foreign currency                                      --          33,966           --

                                              ------------  -------------   ------------

NET INCREASE IN CASH ..........................   368,567         42,977          4,235
CASH, BEGINNING OF PERIOD .................        47,212          4,235          --
                                              ------------  -------------   ------------

CASH, END OF PERIOD .......................   $   415,779    $    47,212    $     4,235
                                              ============  =============   ============

CASH PAID DURING THE PERIOD FOR
   INTEREST ...............................   $      --      $      --      $     --
   INCOME TAXES ...........................          --             --            --

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

     b)  Ownership Interests of CyPost

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


     Robert Sendoh at the time of acquisition was President and Director of Epost and Chairman and of CyPost Corporation, Carl Whitehead was Secretary/Treasurer and Director in Epost Innovations and President and Director in CyPost Corporation and William Kaleta was Chief Technical Officer and Director in EPost Innovations and Chief Technical Officer in CyPost Corporation.


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

         The acquisition of CEM involved CyPost issuing 6,270,000 of its shares to Mushroom; in turn, Mushroom distributed these shares to its shareholders in the following proportion:

ROBERT SENDOH      720,000 SHARES   11% INTEREST
CARL WHITEHEAD   1,350,000 SHARES   22% INTEREST
WILLIAM KALETA   1,950,000 SHARES   31% INTEREST
KELLY MONTALBAN  2,250,000 SHARES   36% INTEREST
                 ----------------  -------------
                 6,270,000 SHARES  100% INTEREST


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

      During 1999, $4,000,000 of loans were settled by the issuance of common stock valued at $4,000,000. At December 31, 1999, the loans balance is $875,000. Subsequent to year end, the Company borrowed an additional
$625,000 against the promissory note. This will result in an interest charge for the beneficial conversion feature of $87,500 in the first quarter of 2000.

      The fair values of the loans at December 31, 1999 are not practicable to estimate because of the conversion features associated with the loans; accordingly, it is not possible to estimate the present value of the future cash flows with any reasonable degree of precision.

      Subsequent  to  year  end,  the  lender  has  offered  to  lend a  further
$10,000,000 to the Company under similar terms except that the loans are convertible to 3,750,000 shares of common stock at a conversion price of $2.67 per share. The lender has the option to withdraw its offer to lend any amount of the $10,000,000 at any time.


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



      PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 (UNAUDITED)

                                                             INTERNET    CONNECT                 PRO FORMA
(US DOLLARS)         CYPOST     HERMES   INTOUCH  NETROVER     ARENA    NORTHWEST     PLAYA      ADJUSTMENTS     TOTAL
-----------------  -----------  -------  -------  ---------  ---------  ----------  -----------  -----------  ------------
REVENUE             1,020,000   187,000  189,000  1,402,000   466,000     563,000    452,000             0      4,279,000

NET INCOME (LOSS)  (4,352,000)        0   (7,000)    90,000   (45,000)      7,000   (259,000    (3,420,000     (7,986,000)

LOSS PER SHARE                                                                                                      (0.48)


      PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)

                                                             INTERNET    CONNECT                 PRO FORMA
(US DOLLARS)         CYPOST     HERMES   INTOUCH  NETROVER     ARENA    NORTHWEST     PLAYA      ADJUSTMENTS     TOTAL
-----------------  -----------  -------  -------  ---------  ---------  ----------  -----------  -----------  ------------
REVENUE                   0   196,000  404,000   1,775,000    342,000     536,000    306,000             0     3,559,000

NET INCOME (LOSS)  (540,000)        0  (16,000)    (23,000)  (221,000)    (29,000)  (182,000)   (3,420,000)   (4,431,000)

LOSS PER SHARE                                                                                                     (0.53)

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

      LETTER OF FINANCE

     On April 27, 2000 the lender Blue Heron Venture Fund renegotiated with the company two of the commitment letters that were not utilized as of that date. With the renegotiation the March 17, 1999 and July 12, 1999 debt financing commitment letters were amended to reflect a conversion price of $0.75. Below the table indicates the discount to market on the amended letters.

COMMITMENT DATE  AMOUNT OF COMMITMENT   SHARE CONVERSION  CLOSING SHARE PRICE   CONVERSION PRICE   DISCOUNT TO MARKET
---------------  ---------------------  ----------------  --------------------  -----------------  -------------------
April 27, 2000   $           2,000,000         2,666,666  $               1.50  $            0.75                  50%
---------------  ---------------------  ----------------  --------------------  -----------------  -------------------
April 27, 2000   $          10,000,000        13,333,333  $               1.50  $            0.75                  50%
---------------  ---------------------  ----------------  --------------------  -----------------  -------------------