Form 10-Q/A
period 1999-09-30
CYPOST CORP
filed 2000-09-18
CIK 1090659

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549


                                 Amendment No. Six
                                       to
                                 FORM  10-QSB/6A


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
                                                                     ==========  =======  ===========  ============  ============

                                                                        Total
                                                                     ------------


INCORPORATION DATE, SEPTEMBER 5, 1997
  Issued for acquisition of ePost Innovations, Inc. . . . . . . . .  $     2,000
  Issued on sale of units . . . . . . . . . . . . . . . . . . . . .       20,000
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (16,878)
                                                                     ------------
BALANCE, DECEMBER 31, 1997. . . . . . . . . . . . . . . . . . . . .        5,122
  Issued on sale of units . . . . . . . . . . . . . . . . . . . . .       80,000
  Issued for cash . . . . . . . . . . . . . . . . . . . . . . . . .       19,000
  Issued for legal services . . . . . . . . . . . . . . . . . . . .        7,500
  Issued for acquisition of Communication Exchange Management, Inc.        4,180
  Issued for exercise of warrants . . . . . . . . . . . . . . . . .      244,000
  Offering expenses . . . . . . . . . . . . . . . . . . . . . . . .      (20,000)
  Share transfer for services . . . . . . . . . . . . . . . . . . .      281,000
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (539,661)
  Currency translation adjustment . . . . . . . . . . . . . . . . .       33,966
                                                                     ------------
BALANCE, DECEMBER 31, 1998. . . . . . . . . . . . . . . . . . . . .      115,107
  Issued for acquisition of InTouch.Internet Inc. . . . . . . . . .       28,525
  Issued for loan conversion. . . . . . . . . . . . . . . . . . . .    1,000,000
  Issued for exercise of warrants . . . . . . . . . . . . . . . . .      556,000
  Beneficial conversion feature on loans. . . . . . . . . . . . . .    1,908,000
  Currency   translation adjustment . . . . . . . . . . . . . . . .      (14,466)
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,960,860)
                                                                     ------------
BALANCE, SEPTEMBER 30, 1999 . . . . . . . . . . . . . . . . . . . .  $   632,306
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

                                   PRO FORMA STATEMENT OF OPERATIONS

             a)       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                         TOTAL
                 CYPOST           HERMES           INTOUCH          ADJUSTMENT         PRO FORMA
REVENUE          $197,000         $187,000         $189,000         $   0              $573,000

NET LOSS        (2,961,000)          0               (7,000)        (127,000)        (3,095,000)

LOSS PER SHARE                                                                            (0.21)


             b)       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                                         TOTAL
                 CYPOST           HERMES           INTOUCH          ADJUSTMENT         PRO FORMA

REVENUE          $  0           $135,000          $389,000          $     0            $524,000

NET LOSS        (156,000)         (1,000)                0         (127,000)           (284,000)

LOSS PER SHARE                                                                            (0.05)

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


6.     PRO FORMA DISCLOSURES ON BUSINESS COMBINATION (UNAUDITED)

PROFORMA  CONDENSED  CONSOLIDATED  STATEMENT  OF  OPERATIONS
FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  1999

                                                                              INTERNET    CONNECT     PRO-FORMA     TOTAL
                                      CYPOST     HERMES   INTOUCH   NETROVER    ARENA    NORTHWEST  ADJUSTMENTS    PRO FORMA
REVENUE                                197,000   187,000  189,000   1,402,000  466,000     563,000            0    3,004,000
NET INCOME (LOSS)                   (2,961,000)        0   (7,000)     90,000  (45,000)      7,000   (1,602,000)  (4,518,000)

LOSS PER SHARE, BASIC AND DILUTED                                                                                      (0.29)


PROFORMA  CONDENSED  CONSOLIDATED  STATEMENT  OF  OPERATIONS
FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  1998

                                                                              INTERNET    CONNECT     PRO-FORMA       TOTAL
                                     CYPOST     HERMES   INTOUCH   NETROVER     ARENA    NORTHWEST   ADJUSTMENTS    PRO FORMA
REVENUE                                    0   135,000   389,000  1,700,000    295,000     382,000             0    2,901,000
NET INCOME (LOSS)                   (156,000)   (1,000)        0   (107,000)  (101,000)    (49,000)   (1,664,750)  (2,078,750)

LOSS PER SHARE, BASIC AND DILUTED                                                                                       (0.34)




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

     For the year-ended December 31, 1998, the Company's net cash used in operating activities totaled $286,278 and results primarily from a low revenue base which was insufficient to cover selling, general and administrative expenses and development expenses.

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