Form 10KSB/A
period 1999-12-31
CYPOST CORP
filed 2000-09-18
CIK 1090659

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



      PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 (UNAUDITED)

                                                             INTERNET    CONNECT                 PRO FORMA
(US DOLLARS)         CYPOST     HERMES   INTOUCH  NETROVER     ARENA    NORTHWEST       PLAYA    ADJUSTMENTS     TOTAL
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


      PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)

                                                            INTERNET    CONNECT                 PRO FORMA
(US DOLLARS)        CYPOST    HERMES   INTOUCH   NETROVER     ARENA    NORTHWEST     PLAYA      ADJUSTMENTS      TOTAL
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

      LETTER OF FINANCE

     On April 27, 2000 the lender Blue Heron Venture Fund renegotiated with the Company two of the commitment letters that were available as of that date. With the renegotiation, the March 17, 1999 and July 12, 1999 debt financing commitment letters were amended to reflect a conversion price of $0.75. Below the table indicates the discount to market on the amended commitment letters. The change in these conversion terms were made subsequent to December 31, 1999; hence no changes have been done to these financial statements in respect of the loans with Blue Heron Venture Fund.


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