Form 10-Q/A
period 1999-09-30
CYPOST CORP
filed 2000-10-16
CIK 1090659

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549


                                 Amendment No. Seven
                                       to
                                 FORM  10-QSB/7A


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

3.     SUBSEQUENT  EVENTS

     ACQUISITION  OF  NETROVER  INC.  AND  NETROVER  OFFICE  INC.


On October 4, 1999, the Company purchased all the shares of NetRover Inc. and NetRover Office Inc. for Cdn.$4 million (U.S.$2.7 million). The consideration for the purchase included cash of Cdn.$3 million (U.S.$2 million) and 219,000 shares of common stock valued at Cdn.$1 million (U.S.$700,000) as stated in the Share Purchase Agreement. These purchases will be accounted for under the purchase method of accounting.


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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General: End of development stage activities and commencement of business operations

     Cypost produces and markets computer privacy protection technologies and provides Internet conductivity to business and residential customers. From the Company's inception date until approximately mid-March of 1999, the Company was considered a development stage enterprise. Since that time, the Company has (i) discussed five (5) software encryption products under its "Navaho" trademark, and currently is marketing two (2) products, (ii) acquired two Internet service providers during the nine-month period ending September 30, 1999, and (iii) acquired two additional ISPs since September 30, 1999.

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

     Acquisition of NetRover Inc. and NetRover Office Inc.: On October 4, 1999, the Company purchased all the issued and outstanding shares of NetRover Inc. and NetRover Office Inc. for a purchase price of $2,700,000 USD. The purchase price was satisfied by a cash payment of $2,000,000 USD, and the issue of 219,000 post-split common shares valued at $700,000 USD. These purchases have been accounted for under the purchase method of accounting.

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