Form 10KSB/A
period 1999-12-31
CYPOST CORP
filed 2000-10-16
CIK 1090659

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

          Acquisition of NetRover Inc. and NetRover Office Inc.: On October 4, 1999, the Company purchased all the issued and outstanding shares of NetRover Inc. and NetRover Office Inc. for a purchase price of $2,700,000 USD. The purchase price was satisfied by a cash payment of $2,000,000 USD, and the issue of 219,000 post-split common shares valued at $$700,000 USD. These purchases have been accounted for under the purchase method of accounting.

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

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (U.S. Dollars)


                                                                        Period From
                                                                        September 5,
                                         YEAR ENDED      Year Ended        1997 to
                                         DECEMBER 31,    December 31,    December 31,
                                             1999            1998            1997
                                         ------------    ------------    ------------
REVENUE ..............................   $  1,020,541    $       --      $       --

DIRECT COSTS .........................        563,118            --              --
                                         ------------    ------------    ------------

                                              457,423            --              --
                                         ------------    ------------    ------------

EXPENSES

   SELLING, GENERAL AND ADMINISTRATIVE      1,999,151         383,046            --
   AMORTIZATION AND DEPRECIATION .....        588,538           6,233            --
   DEVELOPMENT .......................             --         150,382         16,878
                                         ------------    ------------    ------------

                                            2,587,689         539,661         16,878
                                         ------------    ------------    ------------

                                           (2,130,266)       (539,661)       (16,878)

INTEREST EXPENSE .....................      2,221,322            --              --
                                         ------------    ------------    ------------

NET LOSS .............................   $ (4,351,588)   $   (539,661)   $   (16,878)
                                         ============    ============    ============


LOSS PER SHARE, BASIC AND DILUTED ....   $      (0.28)   $      (0.08)   $     (0.01)
                                         ============    ============    ============

WEIGHTED AVERAGE NUMBER OF

   SHARES OUTSTANDING ................     15,816,232       7,033,479       3,345,283
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

     NETROVER  INC.  AND  NETROVER  OFFICE  INC.

     On October 4, 1999, the Company acquired all of the shares of NetRover Inc. and NetRover Office Inc. for Cdn. $4 million (U.S. $2.7 million). The consideration  for  the  purchase  included  cash  of Cdn.  $3 million (U.S.  $2 million) and 219,000 shares of common stock for Cdn. $1 million (U.S. $$700,000). NetRover Inc. and NetRover Office Inc. are based in Toronto, Canada.

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

      Subsequent  to  year  end,  the  lender  has  offered  to  lend a  further
$10,000,000 to the Company under similar terms except that the loans are convertible to 3,750,000 shares of common stock at a conversion price of $2.67 per share. The lender has the option to withdraw its offer to lend any amount of the $10,000,000 at any time. (see Note 12)

7.    SHARE CAPITAL

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

      PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 (UNAUDITED)

                                                             INTERNET    CONNECT                PRO FORMA
(US DOLLARS)         CYPOST     HERMES  INTOUCH  NETROVER      ARENA    NORTHWEST     PLAYA    ADJUSTMENTS       TOTAL
REVENUE             1,020,000  187,000  189,000  1,402,000   466,000     563,000     452,000            0    4,279,000

NET INCOME (LOSS)  (4,352,000)       0   (7,000)    90,000   (45,000)      7,000    (259,000)  (3,420,000)  (7,986,000)

LOSS PER SHARE                                                                                                   (0.48)

      PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)

                                                            INTERNET    CONNECT                 PRO FORMA
(US DOLLARS)        CYPOST    HERMES   INTOUCH   NETROVER     ARENA    NORTHWEST     PLAYA      ADJUSTMENTS      TOTAL
REVENUE                   0   196,000  404,000   1,775,000    342,000     536,000     306,000            0      3,559,000

NET INCOME (LOSS)  (540,000)        0  (16,000)    (23,000)  (221,000)    (29,000)   (182,000)  (3,420,000)    (4,431,000)

LOSS PER SHARE                                                                                                      (0.53)

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

      LETTER OF FINANCE

     On April 27, 2000 the lender Blue Heron Venture Fund renegotiated with the Company two of the commitment letters that were available as of that date. (see
Note 6) With the renegotiation, the March 17, 1999 and July 12, 1999 debt financing commitment letters were amended to reflect a conversion price of $0.75. Below the table indicates the discount to market on the amended commitment letters. The change in these conversion terms were made subsequent to December 31, 1999; hence no changes have been made to interest expense in these Financial statements in respect of the loans with Blue Heron Venture Fund.

     The loans balance of $875,000 at December 31, 1999 was issued under the $2,000,000 commitment above. The beneficial conversion terms was $122,500. The beneficial conversion feature on the loans calculated under the amended conversion terms is $875,000. The Company will record an additional beneficial conversion feature of $752,500 as interest expense in the first quarter of 2000.

     The $625,000 loans borrowed by the Company subsequent to year-end will result in a beneficial conversion feature of $625,000 which the Company will record as interest expense in the first quarter of 2000.

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