Form 10QSB/A
period 1999-09-30
CYPOST CORP
filed 2000-10-20
CIK 1090659

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549


                               Amendment No. Eight
                                       to
                                 FORM  10-QSB/8A


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


6.     PRO FORMA DISCLOSURES ON BUSINESS COMBINATION (UNAUDITED)

PROFORMA  CONDENSED  CONSOLIDATED  STATEMENT  OF  OPERATIONS
FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  1999

                                                             INTERNET          CONNECT          PRO-FORMA     TOTAL

                                      CYPOST     HERMES   INTOUCH   NETROVER    ARENA    NORTHWEST  ADJUSTMENTS    PRO FORMA
REVENUE                                197,000   187,000  189,000   1,402,000  466,000     563,000            0    3,004,000
NET INCOME (LOSS)                   (2,961,000)        0   (7,000)     90,000  (45,000)      7,000   (1,766,000)  (4,682,000)

LOSS PER SHARE, BASIC AND DILUTED                                                                                      (0.30)
(15,420,909 weighted average number of shares)


PROFORMA  CONDENSED  CONSOLIDATED  STATEMENT  OF  OPERATIONS
FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  1998

                                                             INTERNET          CONNECT          PRO-FORMA     TOTAL

                                     CYPOST     HERMES   INTOUCH   NETROVER     ARENA    NORTHWEST   ADJUSTMENTS    PRO FORMA
REVENUE                                    0   135,000   389,000  1,700,000    295,000     382,000             0    2,901,000
NET INCOME (LOSS)                   (156,000)   (1,000)     0      (107,000)  (101,000)    (49,000)   (1,830,000)  (2,244,000)

LOSS PER SHARE, BASIC AND DILUTED                                                                                       (0.37)
(6,123,436 weighted average number of shares)




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