Form 10QSB
period 2000-03-31
CYPOST CORP
filed 2000-11-13
CIK 1090659

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                 FORM  10-QSB

(Mark  One)

       |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For  the  quarterly  period  ended:  March 31, 2000

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

                                  CYPOST CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 2000 AND DECEMBER 31, 1999
                                    (U.S. Dollars)


                                                                2000          1999
                                                            ------------  ------------
(Unaudited)          (Audited)

ASSETS

CURRENT ASSETS
  Cash                                                      $   238,748   $   415,779
  Accounts receivable-net of allowance                          472,103       233,188
  Inventory                                                      40,123             -
  Prepaids and deposits                                         316,402       173,319
                                                            ------------  ------------
                                                              1,067,376       822,286
PROPERTY AND EQUIPMENT, net                                     665,400       599,582

GOODWILL AND OTHER INTANGIBLES, net                           8,117,318     5,036,785
OTHER ASSETS                                                    176,547        69,389
SOFTWARE DEVELOPMENT, net                                       182,474       139,535
                                                            ------------  ------------
                                                            $10,209,115   $ 6,667,577
                                                            ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $   857,602   $   849,300
  Accrued liabilities                                           136,375       133,937
  Loans                                                       2,858,412       875,000
  Deferred revenue                                              739,417       626,143
  Purchase of a subsidiary                                            -       240,000
                                                            ------------  ------------
                                                              4,591,806     2,724,380
                                                            ------------  ------------
SHAREHOLDERS' EQUITY
  Share capital
    Authorized
      5,000,000 preferred stock with a par value of $.001
      30,000,000 common stock with a par value of $.001
    Issued and outstanding
      Nil preferred stock
      21,138,993 common stock (1999 - 20,246,480)                21,139        20,246
  Paid-in capital                                            11,989,359     8,814,002
  Deficit                                                    (6,375,832)   (4,908,127)
  Currency translation adjustment                               (17,357)       17,076
                                                            ------------  ------------
                                                              5,617,309     3,943,197
                                                            ------------  ------------
                                                            $10,209,115   $ 6,667,577
                                                            ============  ============


    The accompanying notes are an integral part of this consolidated financial statement.

                               CYPOST CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                 (U.S. Dollars)





                                           2000          1999
                                       ------------  ------------
REVENUE                                $ 1,039,560   $     8,117
DIRECT COSTS                               620,381             -
                                       ------------  ------------
                                           419,179         8,117
                                       ------------  ------------
EXPENSES
  Selling, general and administrative      978,677       282,378
  Amortization and depreciation            659,092         1,500
                                       ------------  ------------
                                         1,637,769       283,878
                                       ------------  ------------
                                        (1,218,590)     (275,761)
EQUITY IN LOSS OF AFFILIATE                105,615             -
INTEREST EXPENSE                           143,500             -
                                       ------------  ------------
NET LOSS                                (1,467,705)     (275,761)
DEFICIT, beginning of period            (4,908,127)     (556,539)
                                       ------------  ------------
DEFICIT, end of period                 $(6,375,832)  $  (832,300)
                                       ============  ============

LOSS PER SHARE, basic and diluted      $     (0.07)  $     (0.02)
                                       ============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             20,646,690    13,277,522
                                       ============  ============


    The accompanying notes are an integral part of this consolidated financial statement.

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                 (U.S. Dollars)


                                              2000         1999
                                          ------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                $(1,467,705)  $(275,761)
  Add items not affecting cash
    Amortization and depreciation             659,092       1,500
    Equity in loss of affiliate               105,615
    Interest expense                          143,500           -
                                          ------------  ----------
                                             (559,498)   (274,261)
  Change in non-cash operating accounts      (260,144)     30,500
                                          ------------  ----------
NET CASH USED IN OPERATING ACTIVITIES        (886,995)   (243,761)
                                          ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets                  (14,901)    (13,976)
     Software development                     (67,488)          -
  Acquisition of Playa Corporation           (300,000)          -
                                          ------------  ----------
NET CASH PROVIDED FROM (USED IN)
  INVESTING ACTIVITIES                       (382,389)    (13,976)
                                          ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                             1,025,000           -
  Sale of common stock                              -     316,000
                                          ------------  ----------

NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                                1,025,000     316,000
                                          ------------  ----------
NET INCREASE (DECREASE) IN CASH              (177,031)     58,263
CASH, beginning of period                     415,779      47,212
                                          ------------  ----------
CASH, end of period                       $   238,748   $ 105,475
                                          ============  ==========


SUPPLEMENTAL  DISCLOSURE:

For the three months ended March 31, 2000, the Company settled $92,750 of debt by issuing 26,500 shares of common stock.

As consideration for the purchase of Playa Corporation, the Company issued 785,455 shares of common stock for the value of $2,700,000.


    The accompanying notes are an integral part of this consolidated financial statement.

                                                   CYPOST CORPORATION
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     (U.S. Dollars)



                                                         Common Stock      Additional                Cumulative
                                                     -------------------    Paid-in                  Translation
                                                       Number    Amount     Capital       Deficit     Adjustment     Total
                                                     ----------  -------  ------------  ------------  ---------  ------------

INCORPORATION DATE, SEPTEMBER 5, 1997
  Issued for acquisition of ePost Innovations, Inc.   3,000,000  $ 3,000  $    (1,000)  $         -   $      -   $     2,000
  Issued on sale of units                               600,000      600       19,400             -          -        20,000
  Net loss                                                    -        -            -       (16,878)         -       (16,878)
                                                     ----------  -------  ------------  ------------  ---------  ------------
BALANCE, DECEMBER 31, 1997                            3,600,000    3,600       18,400       (16,878)         -         5,122
  Issued on sale of units                             2,400,000    2,400       77,600             -          -        80,000
  Issued for cash                                        57,000       57       18,943             -          -        19,000
  Issued for legal services                              22,500       22        7,478             -          -         7,500
  Issued for acquisition of Communication
    Exchange Management, Inc.                         6,270,000    6,270       (2,090)            -          -         4,180
  Issued for exercise of warrants                       915,000      915      243,085             -          -       244,000
  Offering expenses                                           -        -      (20,000)            -          -       (20,000)
  Share transfer for services                                 -        -      281,000             -          -       281,000
  Net loss                                                    -        -            -      (539,661)         -      (539,661)
  Currency translation adjustment                             -        -            -             -     33,966        33,966
                                                     ----------  -------  ------------  ------------  ---------  ------------
BALANCE, DECEMBER 31, 1998                           13,264,500   13,264      624,416      (556,539)    33,966       115,107
  Issued for acquisition of InTouch.Internet Inc.         9,855       10       28,515             -          -        28,525
  Issued for acquisition of NetRover Inc.
    and NetRover Office Inc.                            219,000      219      679,324             -          -       679,543
  Issued for acquisition of Connect Northwest           147,985      148      659,852             -          -       660,000
  Issued for acquisition of Internet Arena               20,140       20       59,980             -          -        60,000
  Issued for loan conversion                          4,500,000    4,500    3,995,500             -          -     4,000,000
  Issued for exercise of warrants                     2,085,000    2,085      553,915             -          -       556,000
  Beneficial conversion feature on loans                      -        -    2,212,500             -          -     2,212,500
  Cumulative translation adjustment                           -        -            -             -    (16,890)      (16,890)
  Net loss                                                    -        -            -    (4,351,588)         -    (4,351,588)
                                                     ----------  -------  ------------  ------------  ---------  ------------
BALANCE, DECEMBER 31, 1999                           20,246,480   20,246    8,814,002    (4,908,127)    17,076     3,943,197
  Issued for acquisition of Internet Arena               80,558       81      239,919             -          -       240,000
  Issued for acquisition of Playa                       785,455      785    2,699,215             -          -     2,700,000
  Issued for services/debt                               26,500       27       92,723             -          -        92,750
  Beneficial conversion feature on loans                      -        -      143,500             -          -       143,500
  Cumulative translation adjustment                           -        -            -             -    (34,433)      (34,433)
  Net loss                                                    -        -            -    (1,467,705)         -    (1,467,705)
                                                     ----------  -------  ------------  ------------  ---------  ------------
BALANCE, MARCH 31, 2000                              21,138,993  $21,139  $11,989,359   $(6,375,832)  $(17,357)  $ 5,617,309
                                                     ==========  =======  ============  ============  =========  ============

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)
                                 (U.S. Dollars)


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

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $6.4 million for the period from inception September 5, 1997 to March 31, 2000, has a working capital deficiency at March 31, 2000, and requires additional financing for its business operations. As of March 31, 2000, the Company has $10,100,000 of funding available, which can be drawn against a promissory note agreement with a lender; however, the lender has the option, at any time, to withdraw its offer to lend this amount.

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

     These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, as described above, will mitigate the adverse conditions and events which raise doubts about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

     If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

     INTERIM  FINANCIAL  STATEMENTS

     The interim consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 2000 and 1999, (b) the consolidated financial position at March 31, 2000 and (c) the consolidated cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet presented as of December 31, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)
                                 (U.S. Dollars)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CONSOLIDATION

     The consolidated financial statements include the accounts of CyPost Corporation and its subsidiaries. The principal subsidiaries, all of which are wholly owned, include ePost Innovations Inc., NetRover Inc., NetRover Office Inc., Hermes Net Solutions Inc., InTouch.Internet Inc. and Playa Corporation.

     SOFTWARE  DEVELOPMENT  COSTS

     As at March 31, 2000, the Company capitalized $276,791 of software development costs and amortized $94,317 of these costs.

2.   ACQUISITIONS

     On February 23, 2000, the Company acquired all the shares of Playa Corporation (a Japan company) for $3,000,000. The consideration for this purchase included cash of $300,000 and 785,455 shares of common stock for a value of $2,700,000. These 785,455 shares of common stock were issued subsequent to March 31, 2000. For financial statement presentation, these shares were deemed to be issued as of February 23, 2000.

     The acquisition has been accounted for by the purchase method of accounting. The purchase included goodwill and other intangibles of $3,665,778 which will be amortized on a straight-line basis over its estimated useful life of three years. These financial statements include the results of operations of the acquired business for the period from February 24, 2000 to March 31, 2000.

3.   LOANS

     Loan balance as of March 31, 2000 consist of the following:

     Pursuant  to  a  promissory  note  agreement    $1,900,000
     Various  lenders  of  Playa  Corporation           888,247
     Obligations  under  capital  lease                  70,165
                                                   ------------
                                    Total            $2,858,412
                                                   ------------


     During the three months ended March 31, 2000, the Company borrowed $1,025,000 pursuant to a promissory note agreement. The loans are unsecured, bear interest at 8% per annum, and the principal and accrued interest are due on demand. The lender may elect to convert the loans into shares of common stock of the Company as follows:

                                                                  Shares
                                                ---------  ---------------------
                                                Principal  Pre-Split  Post-Split
                                                ---------  ---------  ----------

                                               $1,900,000    950,000   1,425,000

     At the commitment dates of the promissory note, the conversion prices were less than the fair values of the common stock, hence a beneficial conversion feature is attached to these convertible notes. The amount of this beneficial conversion feature has been recorded as interest expense and additional paid-in-capital for $143,500 for the three months ended March 31, 2000.

     At March 31, 2000, the loans balance is $1,900,000. The fair value of the loans at March 31, 2000 is not practicable to estimate because of the conversion features associated with the loans; accordingly, it is not possible to estimate the present value of the future cash flows with any reasonable degree of precision.

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)
                                 (U.S. Dollars)

4.   SHARE CAPITAL

     On March 3, 2000, the Company issued 26,500 shares of its commons stock to Kaplan, Gottbetter and Levenson, as payment of services rendered in the amount of 92,750.

     On March 13, 2000, the Company issued 80,558 shares of its common stock to the owners of Internet Arena, Inc. as payment for the balance due in accordance to the Company's acquisition of that entity. These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.


5.   COMMITMENTS AND CONTIGENCIES

     LEGAL PROCEEDINGS

     On June 11, 1999, Canada Post Corporation filed a Statement of Claim in the Federal Court of Canada in which it sought injunctive and unspecified monetary relief for the allegedly "improper use by the Company of certain marks and names which contain the component "post". On October 18, 1999, the Company filed its Defense and Counterclaim. In a motion heard November 24, 1999, Canada Post Corporation challenged certain parts of the Counterclaim and the Federal Court reserved judgment. There has been no pre-trial discovery and no trial date has been set.

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

     On or about April 13, 2000, Steven Berry, the former CEO of CyPost brought an action in the civil court of the State of New York, New York County
     (Manhattan). The suit alleges claims of conversion, fraud, wrongful cancellation, breach of contract and breach of fiduciary duty and names CyPost and Continental Stock Transfer & Trust Company as defendants, and seeks damages of $3 million per claim. It also sought injunctive relief via an Order to Show cause which has been denied by the court. The suit arises out of the Company's cancellation of stock awarded to Mr. Berry in contemplation, and upon the condition, of his remaining in the employ of the Company. Mr. Berry resigned from the Company on January 17, 2000 citing personal reasons for his departure. The Company believes his claims to be without merit and intends to contest them vigorously, beginning with an action filed against Steven Berry by CyPost Corporation and Epost Innovations Inc.

     On September 6, 2000, a motion was decided for the case of Berry vs. CyPost to be dismissed from the New York jurisdiction and be addressed in the jurisdiction where both parties reside. The case had already been filed on June 8, 2000, pending the decision from the New York courts.

     On or about April 20, 2000 CyPost Corporation and Epost Innovations Inc. brought an action in the Supreme Court of British Columbia, Vancouver, British Columbia against Tia Berry in contest of monies diverted to her accounts rather than those of Steven Berry, for expenses. A court date has been requested.

     On or about June 8, 2000 CyPost Corporation and Epost Innovations Inc. brought an action in the Supreme Court of British Columbia, Vancouver, British Columbia against Steven Berry and Tia Berry, for conspiracy to divert monies to her accounts rather than those of Steven Berry, for expenses. Also, that Steven Berry breached his fiduciary duties, was negligent in his statutory duties and breached his employment contract. A court date has been requested.


6.   SUBSEQUENT EVENTS

     SHARE CAPITAL

     On August 1, 2000, the Company issued an aggregate 129,500 shares of its common stock to seven employees in consideration for their providing certain services to the Company. The value of the shares issued was $76,897. These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

     On the same date the Company issued 75,000 shares of its common stock to each of the Company's three directors in consideration for their services provided to the Company. The value of the shares issued was $133,605These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

     On August 17, 2000, the Company issued an aggregate 43,500 shares of its common stock for consulting work that was performed on behalf of the Company by five people . The value of the shares issued was $25830. These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this quarterly report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements which are not historical facts contained in this quarterly report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to these Condensed Consolidated Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of quarterly operating results, the Company's expansion and
development  of  new  service lines,  marketing and other business   development
initiatives,   the  commencement  of  new  engagements,  competition  in  the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein, the Company's annual report on Form 10K and in the Company's other Securities and Exchange Commission filings.

Overview

     Cypost produces and markets computer privacy protection technologies and provides Internet connectivity to business and residential customers. From the Company's inception date until approximately mid-March of 1999, the Company was considered a development stage enterprise. Since that time, the Company has (i) discussed five (5) software encryption products under its "Navaho" trademark, and currently is marketing two (2) products, (ii) expanded into the Internet Service Provider market and (iii) acquired an Instant Messaging Service provider during the three-month period ending March 31, 2000,.

     Because the Company is in an early stage in its business operations its revenues are subject to wide variation from quarter to quarter. In addition, the Company is electing to pursue a strategy of growing through acquisition. The size and timing of acquisitions, both past acquisitions and possible future acquisitions, has been and will be affected by a number of factors which are hard to predict and many of which are beyond the Company's control. Because of these factors, the results of operations discussed below may not be an accurate indication of future performance.

 Results  of  Operations  for  the  Three  Months  Ended  March  31,  2000

     Substantially all of the Company's revenue was earned from its ISP operations during the three months ended March 31, 2000. These revenues were attributable virtually entirely to the operations of the five (5) Internet service provider companies (Hermes Net Solutions Inc., Intouch.Internet Inc., NetRover Inc., Connect Northwest and Internet Arena) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $1,039,560 for the three months ended March 31, 2000 compared to $8,117 for the three months ended March 31, 1999.

     Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $620,381, were incurred in the three months ended March 31, 2000. The Company did not incur direct costs for the three months ended March 31, 1999, due to the Company not having acquired any Internet Service Providers until late in the second quarter of 1999.

     Selling, general and administrative expenses were $978,677 for the three months ended March 31, 2000 compared to $282,378 for the three months ended March 31, 1999.Selling, general and administrative expenses for the current quarter include $93,432 for sales and marketing, $420,181 for salaries and benefits, $321,564 for general and administrative expenses and $143,500 for legal and professional fees. The increase in the above noted expenses for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 results from the Company emerging from the development stage in 1999 and commencing revenue generating activities.

     Interest expense of $143,500 for the three months ended March 31, 2000 is in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note),the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible at the commitment date of the loan. The interest expense is a non-cash item and result in an interest in paid-in-capital.

     Net loss of $1,467,705 for the three months ended March 31, 2000 compared to the net loss of $275,761 for the three months ended March 31, 1999. The increase in net loss for the three months ended March 31, 2000 was primarily a result of increased selling, general and administrative expenses from consolidation of the subsidiaries, increase of amortization and depreciation of the assets acquired in the fiscal year 1999 and increased direct costs due to the increase of operations.

Liquidity  and  Capital  Resources

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net loss of $1,467,705 for the three months ended March 31, 2000 as compared to a net loss of $275,761 for the three months ended March 31, 1999. At March 31, 2000, the Company had a working capital deficit of $3,524,430, which is mainly due to the loans due to Blue Heron Venture Fund, Ltd. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

     During  the  three  months  ended  March  31,  2000,  the  Company borrowed
$1,025,000 from Blue Heron Venture Fund, Ltd. These loans were made under agreements with Blue Heron Venture Fund, Ltd. under which the Company may draw up to $16 million in unsecured loans. These loans bear interest at 8% per annum and are payable on demand. They are convertible into common stock of the Company. If the outstanding principal amount of the loans of $1,900,000 at March 31, 2000 were converted, Blue Heron Venture Fund, Ltd. would be entitled to an aggregate 1,425,000 shares of the Company's common stock. Blue Heron Venture Fund, Ltd. is free to withdraw this credit facility at any time, and since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of Blue Heron Venture Fund, Ltd. to forebear from demanding payment. The Company believes that Blue Heron Venture Fund, Ltd. will continue not to demand payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. Should Blue Heron Venture Fund, Ltd. demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.

     Although the Company's cash position as of March 31, 2000 had decreased to $238,748 as compared to $415,779 as of December 31, 1999, the decrease in cash is primarily attributable to the purchase of Playa Corporation

     In connection with the acquisition of Playa Corporation, the Company assumed certain loans payable by Playa Corporation, as of March 31, 2000, the aggregate outstanding principal amount of the loans was $888,247, with an aggregate monthly payment of $9,703 and $584,512 due immediately. Of the $584,512 due immediately, approximately half was owed to Sagin Venture Capital. This loan is payable on demand. Since the loan is payable on demand the Company's ability to continue operations is dependent upon the willingness of Sagin Venture Capital to forebear from demanding payment. The Company believes that Sagin Venture Capital will continue not to demand payment of the loan for the immediately foreseeable future, but it is under no obligation to do so.
Should Blue Heron Venture Fund, Ltd. demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable. Approximately $212,000 of the $584,512 was paid by an affiliate of the Company during the second quarter, the balance of the $584,512 is in the form of a line of credit with respect to which the company is current in its obligations.

      For the three months ended March 31, 2000, the Company's net cash used in operating activities totaled $886,995 compared to $243,761 for the three months ended March 31, 1999.

     The Company's net cash used in investing activities totaled $382,389 for the three months ended March 31, 2000 compared to $13,976 for the three months ended March 31, 1999. The majority of the net cash used in investing activities during the three months ended March 31, 2000 related to the Company's acquisition of Playa Corporation and an investment in CyPost KK. In addition, software development expenditures incurred in developing encryption software products totaled $67,488 for the three months ended March 31, 2000.

     The Company's financing activities during the three months ended March 31, 2000 included $1,025,000 of loans provided by Blue Heron Venture Fund, Ltd. compared to $316,000 for the three months ended March 31, 1999 which was provided through the exercise of warrants to purchase an aggregate 1,170,370 shares of the Company's common stock by certain individuals.

                           PART  II  -  OTHER  INFORMATION


Item  1.  Legal  Proceedings

      On June 11, 1999, Canada Post Corporation filed a Statement of Claim in the Federal Court of Canada in which it sought injunctive and unspecified monetary relief for the allegedly "improper use by the Company of certain marks and names which contain the component "post". On October 18, 1999, the Company filed its Defense and Counterclaim. In a motion heard November 24, 1999, Canada Post Corporation challenged certain parts of the Counterclaim and the Federal Court reserved judgment. There has been no pre-trial discovery and no trial date has been set.

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

      On or about April 13, 2000, Steven Berry, the former CEO of CyPost brought an action in the civil court of the State of New York, New York County
(Manhattan). The suit alleges claims of conversion, fraud, wrongful cancellation, breach of contract and breach of fiduciary duty and names CyPost and Continental Stock Transfer & Trust Company as defendants, and seeks damages of $3 million per claim. It also sought injunctive relief via an Order to Show cause which has been denied by the court. The suit arises out of the Company's cancellation of stock awarded to Mr. Berry in contemplation, and upon the condition, of his remaining in the employ of the Company. Mr. Berry resigned from the Company on January 17, 2000 citing personal reasons for his departure. The Company believes his claims to be without merit and intends to contest them vigorously, beginning with an action filed against Steven Berry by CyPost Corporation and Epost Innovations Inc.

        On September 6, 2000, a motion was decided for the case of Berry vs. CyPost to be dismissed from the New York jurisdiction and be addressed in the jurisdiction where both parties reside. The case had already been filed on June 8, 2000, pending the decision from the New York courts.

     On  or  about  April 20, 2000 CyPost Corporation and Epost Innovations Inc.
brought an action in the Supreme Court of British Columbia, Vancouver, British Columbia against Tia Berry in contest of monies diverted to her accounts rather than those of Steven Berry, for expenses. A court date has been requested.

     On  or  about  June  8,  2000 CyPost Corporation and Epost Innovations Inc.
brought an action in the Supreme Court of British Columbia, Vancouver, British Columbia against Steven Berry and Tia Berry, for conspiracy to divert monies to her accounts rather than those of Steven Berry, for expenses. Also, that Steven Berry breached his fiduciary duties, was negligent in his statutory duties and breached his employment contract. A court date has been requested.


Item  2.  Changes  in  Securities

     On March 13, 2000, the Company issued 80,558 shares of its common stock to the owners of Internet Arena, Inc. as payment for the balance due in accordance to the Company's acquisition of that entity. These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

     On June 8, 2000, the Company issued 771,426 shares of its common stock to the owners of Playa Corporation as partial payment of the purchase price $3,000,000 in connection with the Company's acquisition of that company. These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

    On August 1, 2000, the Company issued an aggregate 129,500 shares of its common stock to seven employees in consideration for their providing certain services to the Company. The value of the shares issued was $76,897. These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

    On the same date the Company issued 75,000 shares of its common stock to each of the Company's three directors in consideration for their services provided to the Company. The value of the shares issued was $133,605These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

     On August 17, 2000, the Company issued an aggregate 43,500 shares of its common stock for consulting work that was performed on behalf of the Company by five people . The value of the shares issued was $25830. These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

Item  6.  Exhibits  and  Reports  on  Form  8-K

            a)  Exhibits
                Exhibit  27     Financial  Data  Schedule

            b)  Reports  on  Form  8-K
                None

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CyPost  Corporation
                                      ------------------------
                                      (Registrant)


Date:  November  13,  2000            By:  /s/  Robert  Sendoh
                                      ------------------------
                                      Chairman