Form 10QSB
period 2000-06-30
CYPOST CORP
filed 2000-11-13
CIK 1090659

                   U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                 FORM  10-QSB

(Mark  One)

       |X|      QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                SECURITIES  EXCHANGE  ACT  OF  1934

                For  the  quarterly  period  ended:  June 30, 2000

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


                                  CYPOST CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 2000 AND DECEMBER 31, 1999
                                    (U.S. Dollars)



                                                                2000          1999
                                                            ------------  ------------
                                                             (Unaudited)   (Audited)
ASSETS
CURRENT ASSETS
  Cash                                                      $   230,877   $   415,779
  Accounts receivable-net of allowance                          401,869       233,188
  Prepaids and deposits                                         208,504       173,319
                                                            ------------  ------------
                                                                841,250       822,286
PROPERTY AND EQUIPMENT, net                                     749,290       599,582

GOODWILL AND OTHER INTANGIBLES, net                           7,353,877     5,036,785

OTHER ASSETS                                                    171,679        69,389
SOFTWARE DEVELOPMENT, net                                       166,615       139,535
                                                            ------------  ------------
                                                            $ 9,282,711   $ 6,667,577
                                                            ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $   969,420   $   849,300
  Accrued liabilities                                           331,581       133,937
  Loans                                                       3,065,369       875,000
  Deferred revenue                                              680,028       626,143
  Purchase of Internet Arena                                          -       240,000
                                                            ------------  ------------
                                                              5,046,398     2,724,380
                                                            ------------  ------------
SHAREHOLDERS' EQUITY
  Share capital
    Authorized
      5,000,000 preferred stock with a par value of $.001
      30,000,000 common stock with a par value of $.001
    Issued and outstanding
      Nil preferred stock
      21,138,993 common stock (1999- 20,246,480)                 21,139        20,246
  Paid-in capital                                            13,768,359     8,814,002
  Deficit                                                    (9,529,929)   (4,908,127)
  Currency translation adjustment                               (23,256)       17,076
                                                            ------------  ------------
                                                              4,236,313     3,943,197
                                                            ------------  ------------
                                                            $ 9,282,711   $ 6,667,577
                                                            ============  ============


        The accompanying notes are an integral part of this consolidated financial statement.

                                            CYPOST CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                  FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                (UNAUDITED)

                                              (U.S. Dollars)

                                          Three  Months  Ended         Six  Months  Ended
                                               June  30,                   June  30,
                                       --------------------------  --------------------------
                                           2000          1999          2000          1999
                                       ------------  ------------  ------------  ------------
REVENUE                                $ 1,281,695   $      3,475  $ 2,321,255   $    11,592
DIRECT COSTS                               629,210             -     1,249,591             -
                                       ------------  ------------  ------------  ------------
                                           652,485         3,475     1,071,664        11,592
                                       ------------  ------------  ------------  ------------
EXPENSES
  Selling, general and administrative    1,138,980       452,737     2,117,657       735,115
  Amortization and depreciation            847,556         6,837     1,506,648         8,337
                                       ------------  ------------  ------------  ------------
                                         1,986,536       459,574     3,624,305       743,452
                                       ------------  ------------  ------------  ------------
                                        (1,334,051)     (456,099)   (2,552,641)     (731,860)
GAIN ON DISPOSITION OF ASSETS              129,544             -       129,544             -
EQUITY IN LOSS OF AFFILIATE               (170,590)            -      (276,205)            -
INTEREST EXPENSE                        (1,779,000)     (530,000)   (1,922,500)     (530,000)
                                       ------------  ------------  ------------  ------------
NET LOSS                                (3,154,097)     (986,099)   (4,621,802)   (1,261,860)
DEFICIT, beginning of period            (6,375,832)     (832,300)   (4,908,127)     (556,539)
                                       ------------  ------------  ------------  ------------
DEFICIT, end of period                 $(9,529,929)  $(1,818,399)  $(9,529,929)  $(1,818,399)
                                       ============  ============  ============  ============

LOSS PER SHARE, basic and diluted      $     (0.15)  $     (0.06)  $     (0.22)  $     (0.05)
                                       ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             21,138,993    14,459,390    20,892,842    13,868,456
                                       ============  ============  ============  ============


   The accompanying notes are an integral part of these consolidated statements.


                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                 (U.S. Dollars)


                                              2000          1999
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                $(4,621,802)  $(1,261,860)
  Add items not affecting cash
    Amortization                            1,506,648         8,337
    Equity in loss of affiliate               276,205             -
    Interest expense                        1,922,500       530,000
                                          ------------  ------------
                                             (916,449)     (723,523)
  Change in non-cash operating accounts       (54,565)      158,428
                                          ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES        (971,014)     (565,095)
                                          ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets, net             (94,441)      (21,025)
  Purchase of other assets                          -        15,257
    Software development                      (74,447)      (27,671)
    Acquisition of a subsidiary              (300,000)     (643,029)
                                          ------------  ------------
NET CASH PROVIDED FROM (USED IN)
  INVESTING ACTIVITIES                       (468,888)     (676,468)
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Loan proceeds                          1,255,000       900,000
  Sale of common stock                              -       556,000
                                          ------------  ------------
NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                                1,255,000     1,456,000
                                          ------------  ------------
NET INCREASE (DECREASE) IN CASH              (184,902)      214,437
CASH, beginning of period                     415,779        47,212
                                          ------------  ------------
CASH, end of period                       $   230,877   $   261,649
                                          ============  ============


SUPPLEMENTAL  DISCLOSURE:

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

                                                     CYPOST CORPORATION
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (U.S. Dollars)


                                                    Common  Stock     Additional                 Cumulative
                                                -------------------    Paid-in                   Translation
                                                  Number    Amount     Capital       Deficit      Adjustment      Total
                                                ----------  -------  ------------  ------------  ------------  ------------
INCORPORATION DATE, SEPTEMBER 5, 1997
  Issued for acquisition of ePost
    Innovations, Inc.                            3,000,000  $ 3,000  $    (1,000)  $         -   $         -   $     2,000
  Issued on sale of units                          600,000      600       19,400             -             -        20,000
  Net loss                                               -        -            -       (16,878)            -       (16,878)
                                                            -------  ------------  ------------  ------------  ------------
BALANCE, DECEMBER 31, 1997                       3,600,000    3,600       18,400       (16,878)            -         5,122
  Issued on sale of units                        2,400,000    2,400       77,600             -             -        80,000
  Issued for cash                                   57,000       57       18,943             -             -        19,000
  Issued for legal services                         22,500       22        7,478             -             -         7,500
  Issued for acquisition of Communication
    Exchange Management, Inc.                    6,270,000    6,270       (2,090)            -             -         4,180
  Issued for exercise of warrants                  915,000      915      243,085             -             -       244,000
  Offering expenses                                      -        -      (20,000)            -             -       (20,000)
  Share transfer for services                            -        -      281,000             -             -       281,000
  Net loss                                               -        -            -      (539,661)            -      (539,661)
  Currency translation adjustment                        -        -            -             -        33,966        33,966
                                                ----------  -------  ------------  ------------  ------------  ------------
BALANCE, DECEMBER 31, 1998                      13,264,500   13,264      624,416      (556,539)       33,966       115,107
  Issued for acquisition of
    InTouch.Internet Inc.                            9,855       10       28,515             -             -        28,525
  Issued for acquisition of NetRover Inc.
    and NetRover Office Inc.                       219,000      219      679,324             -             -       679,543
  Issued for acquisition of Connect Northwest      147,985      148      659,852             -             -       660,000
  Issued for acquisition of Internet Arena          20,140       20       59,980             -             -        60,000
  Issued for loan conversion                     4,500,000    4,500    3,995,500             -             -     4,000,000
  Issued for exercise of warrants                2,085,000    2,085      553,915             -             -       556,000
  Beneficial conversion feature on loans                 -        -    2,212,500             -             -     2,212,500
  Cumulative translation adjustment                      -        -            -             -       (16,890)      (16,890)
  Net loss                                               -        -            -    (4,351,588)            -    (4,351,588)
                                                ----------  -------  ------------  ------------  ------------  ------------
BALANCE, DECEMBER 31, 1999 (audited)            20,246,480   20,246    8,814,002    (4,908,127)       17,076     3,943,197
  Issued for acquisition of Internet Arena          80,558       81      239,919             -             -       240,000
  Issued for acquisition of Playa                  785,455      785    2,699,215             -             -     2,700,000
  Issued for services/debt                          26,500       27       92,723             -             -        92,750
  Beneficial conversion feature on loans                 -        -    1,922,500             -             -     1,922,500
  Cumulative translation adjustment                      -        -            -             -       (40,332)      (40,332)
  Net loss                                               -        -            -    (4,621,802)            -    (4,621,802)
                                                ----------  -------  ------------  ------------  ------------  ------------
BALANCE, JUNE 30, 2000 (UNAUDITED)              21,138,993  $21,139  $13,768,359   $(9,529,929)  $   (23,256)  $ 4,236,313
                                                ==========  =======  ============  ============  ============  ============


  The accompanying notes are an integral part of these consolidated statements.

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                                 (U.S. Dollars)


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

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $9.5 million for the period from inception September 5, 1997 to June 30, 2000, has a working capital deficit at June 30, 2000, and requires additional financing for its business operations. As of June 30, 2000, the Company has $9,950,000 of funding available which can be drawn against a promissory note agreement with a lender; however, the lender has the option, at any time, to withdraw its offer to lend this amount.

     Management has discussed restructuring of the Company as a whole, to evaluate the feasibility of downsizing and to look at the subsidiaries for profitability. In the discussion management has decided to sell it's majority interest in CyPost KK.

     The company has also evaluated the streamlining of the operations and the consolidation of the ISP's. The company completed the first stage of streamlining of the operations in the consolidation of the Intouch.Internet Inc. client base into NetRover Inc. for billing, accounting and technical support. In the Vancouver sector, the downsizing caused some lay-offs by the company

     These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, as described above, will mitigate the adverse conditions and events which raise doubts about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

     If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

     INTERIM  FINANCIAL  STATEMENTS

     The interim consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three months and six months ended June 30, 2000 and 1999, (b) the consolidated financial position at June 30, 2000 and (c) the consolidated cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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


2.     LOANS

     Loan balance as of June 30, 2000 consist of the following:

     Promissory  Note  -  Blue  Heron  Venture  Fund,  Ltd.        $2,050,000
     Promissory  Note  -  Pacific  Gate  Capital                       80,000
     Various  lenders  of  Playa  Corporation                         819,248
     Obligations  under  capital  lease                               116,121
                                                                   ----------
                                    Total                          $3,065,369
                                                                   ----------

     During the six months ended June 30, 2000, the Company borrowed an additional $1,175,000 pursuant to a promissory note agreement with Blue Heron Venture Fund, Ltd. The loans are unsecured, bear interest at 8% per annum, and the principal and accrued interest are due on demand. The lender may elect to convert the loans into shares of common stock of the Company as follows:

                                                     Shares
                                            ------------------------
                                Principal    Pre-Split   Post-Split
                               -----------  -----------  -----------

                               $ 2,050,000    1,822,222    2,733,333


     At the commitment dates of the promissory note, the conversion prices were less than the fair values of the common stock, hence a beneficial conversion feature is attached to these convertible notes. The amount of this beneficial conversion feature has been recorded as interest expense and additional paid-in-capital for $1,922,500 for the six months ended June 30, 2000.

     At June 30, 2000, the loan balance was $2,050,000. The fair value of the loan at June 30, 2000 is not practicable to estimate because of the conversion features associated with the loans; accordingly, it is not possible to estimate the present value of the future cash flows with any reasonable degree of precision.

3.    COMMITMENTS  AND  CONTINGENCIES

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

4.   SUBSEQUENT  EVENTS

     SHARE CAPITAL

     On August 1, 2000, the Company issued an aggregate 129,500 shares of its common stock to seven employees in consideration for their providing certain services to the Company. The value of these services as of June 30, 2000 was $53,351. The value of the shares issued was $76,897. These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

     On the same date the Company issued 75,000 shares of its common stock to each of the Company's three directors in consideration for their services provided to the Company. The value of these services as of June 30, 2000 was $69,106. The value of the shares issued was $133,605. These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

     On August 17, 2000, the Company issued an aggregate 43,500 shares of its common stock for consulting work that was performed on behalf of the Company by five people . The value of these services as of June 30, 2000 was $25,830. The value of the shares issued was $25830. These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

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

Overview

     Cypost produces and markets computer privacy protection technologies and provides Internet connectivity to business and residential customers. From the Company's inception date until approximately mid-March of 1999, the Company was considered a development stage enterprise. Since that time, the Company has (i) discussed five (5) software encryption products under its "Navaho" trademark, and currently is marketing two (2) products, (ii) expanded into the Internet Service Provider market and (iii) acquired an Instant Messaging Service provider during the three-month period ending March 31, 2000.
 .
     The Company has evaluated streamlining operations and consolidating its ISP's. The Company completed the first stage of such streamlining by consolidating the Intouch.Internet Inc. client base into NetRover Inc. for billing, accounting and technical support.

      As part of Management's ongoing review of the Company's operations, 5 of 14 employees in the Vancouver office were terminated during the second quarter of 2000. The Company does not expect to incur significant costs in the present or future quarters in connection with these terminations.

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


Results  of  Operations  for  the  Three  Months  Ended  June  30,  2000

      Substantially all of the Company's revenue was earned from its ISP operations during the three months ended June 30, 2000. These revenues are attributable virtually entirely to the operations of the five (5) Internet service provider companies (Hermes Net Solutions Inc., Intouch.Internet Inc., NetRover Inc., Connect Northwest and Internet Arena) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $1,281,695 for the three month ended June 30, 2000 compared to $3,475 for the three months ended June 30, 1999.

      Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $629,210, were incurred for the three months ended June 30, 2000. The Company did not incur direct costs for the three months ended June 30, 1999 due to the Company not having acquired any Internet Service Providers until the end of the second quarter of 1999.

      Selling, general and administrative expenses were $1,138,980 for the three ended June 30, 2000 compared to $452,737 for the three months ended June 30, 1999.Selling, general and administrative expenses for the current quarter include $42,602 for sales and marketing, $552,341 for salaries and benefits, $291,091 for general and administrative expenses and $252,946 for legal and professional fees. The increase in the above noted expenses for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 results from the Company emerging from the development stage in 1999 and commencing revenue generating activities.

     Interest expense of $1,779,000 for the three months ended June 30, 2000 is in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note),the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible at the commitment date of the loan. The interest expense is a non-cash item and results in an interest in paid-in-capital.

     Net loss of $3,154,097 for the three months ended June 30, 2000 compared to a net loss of $986,099 for the three months ended June 30, 1999. The increase in net loss for the three months ended June 30, 2000 was primarily a result of increased interest expense, increased selling, general and administrative expenses from the consolidation of the subsidiaries, increase of amortization and depreciation of the assets acquired in the fiscal year 1999 and increased direct costs due to the increase of operations.


Results  of  Operations  for  the  Six  Months  Ended  June  30,  2000

      Substantially all of the Company's revenue was earned from its ISP operations during the six months ended June 30, 2000. These revenues are attributable virtually entirely to the operations of the five (5) Internet service provider companies (Hermes Net Solutions Inc., Intouch.Internet Inc., NetRover Inc., Connect Northwest and Internet Arena) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $2,321,255 for the six months ended June 30, 2000 compared to $11,592 for the six months ended June 30, 1999.

      Direct costs, which primarily consist of telecommunications charges in respect of providing Internet connection services to customers, of $1,249,591 were incurred for the six months ended June 30, 2000. The Company did not incur direct costs for the six months ended June 30, 1999 due to the Company not having acquired any Internet Service Providers until the end of the second quarter of 1999.

     Selling, general and administrative expenses were $2,117,657 for the six months ended June 30, 2000 compared to $735,115 for the six months ended June 30, 1999. Selling, general and administrative expenses for the six months ended June 30, 2000 include $136,034 for sales and marketing, $972,522 for salaries and benefits, $612,655 for general and administrative expenses and $396,446 for legal and professional fees. The increase in the above noted expenses for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 results from the Company emerging from the development stage in 1999 and commencing revenue generating activities.

     Interest expense of $1,922,500 for the six months ended June 30, 2000 is in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note),the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible at the commitment date of the loan. The interest expense is a non-cash item and result in an interest in paid-in-capital.

     Net loss of $4,621,802 for the six months ended June 30, 2000 compared to a net loss of $1,261,860 for the six months ended June 30, 1999. The increase in net loss for the six months ended June 30, 2000 was primarily a result of increased interest expense, increased selling, general and administrative expenses from the consolidation of the subsidiaries, increase of amortization and depreciation of the assets acquired in the fiscal year 1999 and increased direct costs due to the increase of operations.

Liquidity  and  Capital  Resources

      The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net loss for the six months ended June 30, 2000 of $4,621,802 as compared to a net loss for the six months ended June 30, 1999 of $1,261,860. For the six months ended June 30, 2000, the Company had a working capital deficit of $4,205,148 which is mainly due to the loans due to Blue Heron Venture Fund, Ltd. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

     During  the  six  months  ended  June  30,  2000,  the  Company  borrowed
$1,175,000  from  Blue  Heron  Venture  Fund, LtdThese  loans  were  made under agreements with Blue Heron Venture Fund, Ltd. under which the Company may draw up to $16 million in unsecured loans. These loans bear interest at 8% per annum and are payable on demand. They are convertible into common stock of the Company. If the outstanding principal amount of the loans of $2,050,000 as of June 30, 2000 were converted, Blue Heron Venture Fund, Ltd. would be entitled to an aggregate 2,733,333 shares of the Company's common stock. Blue Heron Venture Fund, Ltd. is free to withdraw this credit facility at any time, and since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of Blue Heron Venture Fund, Ltd. to forebear from demanding payment. The Company believes that Blue Heron Venture Fund, Ltd. will continue not to demand payment of the
loans  for  the  immediately  foreseeable   future,  but  it  is  under  no
obligation to do so. Should Blue Heron Venture Fund, Ltd. demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.

    During the six months ended June 30, 2000, the Company borrowed an aggregate $80,000 from Pacific Gate Capital LtdThese loans bear interest at 8% per annum and are payable on demand. Since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of Pacific Gate Capital Ltd. to forebear from demanding payment. The Company believes that Pacific Gate Capital Ltd. will continue not to
demand   payment  of  the  loans  for  the  immediately  foreseeable   future,
but it is under no obligation to do so. Should Pacific Gate Capital demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.

     In  connection  with  the  acquisition  of  Playa  Corporation, the Company assumed certain loans payable by Playa Corporation. As of June 30, 2000, the aggregate outstanding principal amount of the loans was $646,431, with an aggregate monthly payment of $9,703 and $361,278 due immediately. Of the $361,278 due immediately, approximately $285,220 was owed to Sagin Venture
Capital. This loan is payable on demand. Since the loan is payable on demand the Company's ability to continue operations is dependent upon the willingness of Sagin Venture Capital to forebear from demanding payment. The Company believes that Sagin Venture Capital will continue not to demand payment of the loan for the immediately foreseeable future, but it is under no obligation to do so. Should Sagin Venture Capital demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loan. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable. The balance of the $361,278 is in the form of a line of credit with respect to which the Company is current in its obligations.

     In May 2000, Playa Corporation borrowed $172,817 from CyPost KK to satisfy a loan payable to a Playa Corporation creditor. The loan from CyPost KK bears interest at 5.5% per annum, the first installment is due January 5, 2001, and is payable over 60 months. CyPost KK is an affiliate of the Company, in which the Company invested at the formation of CyPost KK in March 2000. Subsequent to the end of the second quarter, the Company sold its interest in CyPost KK to one of the other investors in CyPost KK.

     For the six months ended June 30, 2000 , the Company's net cash used in operating activities totaled $971,014 compared to $565,095 for the six months ended June 30, 1999.

     The Company's net cash used in investing activities totaled $468,888 for the six months ended June 30, 2000 compared to $676,468 for the six months ended June 30, 1999. The majority of the net cash used in investing activities during the three months ended June 30, 2000 related to the Company's acquisition of Playa Corporation.

     The Company's financing activities during six months ended June 30, 2000 included $1,255,000 of loans provided by Blue Heron Venture Fund, Ltd. and Pacific Gate Capital compared to the six months ended June 30, 1999 of $900,000 of loans provided by Blue Heron Venture Fund, Ltd. and $556,000 which was provided through the exercise of warrants to purchase an aggregate 2,085,000 of the Company's common stock by certain individuals.



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


Item  2.  Change  in  Securities


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



Item  6.  Exhibits  and  Reports  on  Form  8-K

          a)   Exhibits
                Exhibit 27 . . . . . . . . . .Financial Data Schedule

          b)   Reports on Form 8-K

               1. The Company filed a Form 8-K with the Securities and Exchange Commission on May 30, 2000, in connection with the acquisition of all of the outstanding capital stock of Playa Corporation.

               2. The Company filed Amendment No. 1 on Form 8-K/A with the Securities and Exchange Commission on June 6, 2000, to amend a Form 8-K originally filed on October 15, 1999.

                                SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CYPOST  CORPORATION
                                       -----------------------------

                                       (REGISTRANT)


DATE:  NOVEMBER  13,  2000             BY:  /S/  ROBERT  SENDOH
                                       -----------------------------
                                             ROBERT  SENDOH
                                                CHAIRMAN