Form 10QSB/A
period 2000-03-31
CYPOST CORP
filed 2000-11-20
CIK 1090659

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

      State  the number of shares outstanding of each of the issuer's classes of
common  equity,  as  of  the  latest  practical  date:                20,353,570
                                                       -------------------------


      Transitional  Small Business Disclosure Format (check one). Yes |_|; No|X|

                         PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  Financial  Statements

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto for the period from the Company's inception through December 31, 1999 which are included in the Company's Annual Report on Form 10-KSB, as amended, previously filed with the Commission.

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

2.   ACQUISITIONS

     On February 23, 2000, the Company purchased all the shares of Playa Corporation (a Japan company) for $3,000,000. The consideration paid by the Company consisted of cash in the amount of $300,000 and shares of the Company's common stock with a value of $2,700,000. The seller was entitled to 785,455 shares of the Company's common stock on the closing date of February 23, 2000. Due to administrative delay, the certificate evidencing the shares was not issued until after the end of the quarter ended March 31, 2000. Moreover, due to a clerical error subsequently discovered, the number of shares originally calculated to be issued, and actually issued to the seller, was incorrectly determined to be 771,246. Therefore, the Company will issue an additional 14,209 shares of its common stock to the seller to account for the difference. For purposes of financial statement presentation, all 785,455 shares of the Company's common stock were deemed issued as of February 23, 2000.

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

     On the basis that historically Blue Heron Venture Fund, Ltd. has waived interest on their loans to the Company, the Company has taken the position that interest expense for the period ended March 31, 2000, should not be accrued.

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)
                                 (U.S. Dollars)

4.   SHARE CAPITAL

     On March 2, 2000, the Company issued 26,500 shares of its commons stock at the closing price of $3.50 per share on February 29, 2000,to Kaplan, Gottbetter and Levenson, as payment of services accrued at December 31, 2000 and through February 29, 2000 in an aggregate amount of $92,750.

     On March 13, 2000, the Company issued 80,558 shares of its common stock at the closing price of $2.98 on July 12, 1999 (as adjusted for a 3-for-2 stock split), the date of signing the Letter of Intent, to the owners of Internet Arena, Inc., as payment for the balance due in the amount of $240,000 in connection with the Company's acquisition of that entity.



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


     Canada Post seeks relief in the form of preventing the Company from using trademarks, trade names or brand names and does not seek monetary damages. Accordingly, the Company does not believe that this litigation will have a material impact on its future results of operations, financial condition and liquidity.

     On April 4, 2000, Steven Berry ("Berry"), the former Chief Executive Officer of the Company, commenced an action in the Supreme Court of the State of New York, County of New York, (Index No. 601448/2000), against the Company and Continental Stock Transfer Company ("Continental") (the "New York Action"). In the New York Action, Berry claimed damages for alleged conversion, fraud, breach of contract and breach of fiduciary duty all arising from the alleged wrongful Stop Transfer Order which the Company placed relating to 75,000 shares of the Company's common stock registered in Berry's name and the Company's cancellation of a further 600,000 shares (the "Contingent Shares"). The complaint in the New York Action claims damages in excess of $3 million with the precise amount to be determined at trial.

     Pursuant to Berry's contract of employment with the Company, the Company issued 600,000 Contingent Shares to Berry upon condition that he would remain in the Company's employ as its Chief Executive Officer for at least two years. Berry commenced his employment with the Company on January 4, 1999 and resigned his employment with the Company on January 17, 2000. Following Berry's resignation the Company issued a Stop Transfer Order to Continental with respect to the 75,000 shares and cancelled the 600,000 Contingent Shares which had been issued to Berry.

     On May 19, 2000 CyPost and EPost Innovations Inc. commenced suit in the Supreme Court of British Columbia, Vancouver Registry (Action #S002798), against Berry and his wife, Tia Berry (the "BC Action"). In the BC Action, the Company seeks an order directing Berry to return the 600,000 Contingent Shares to the Company for cancellation or an order entitling the Company to cancel the same on the basis that Berry did not fulfill the employment conditions which were the condition precedent to his becoming the beneficial owner of the Contingent Shares.

     In the BC Action, the Company also claims at least $800,000 from Berry on account of breach of fiduciary duty, negligence, breach of statutory duties and breach of contract arising from Berry's failure to properly carry out his employment responsibilities. In the BC Action, the Company also claims $34,013 from Berry and Tia Berry on account of conspiracy to defraud and injure the Company and EPost Innovations Inc. by causing certain personal expenses to be paid by the Company rather than by Berry and Tia Berry personally. The Company also claims punitive and exemplary damages from Berry and Tia Berry in the BC Action.

     On May 25, 2000, the Company moved in the New York Action for an order dismissing the action against the Company for lack of jurisdiction or, in the alternative, on the basis of forum non conviens. On September 5, 2000, the court dismissed the New York Action on forum non conviens grounds, subject to the Company making certain stipulations in the New York Action. Those stipulations have been made and the appeal period in the New York Action has expired without Berry or any other party appealing the September 5, 2000 order.

     The pleadings have been closed in the BC Action and the parties are now waiting for the British Columbia Supreme Court Registry to assign a trial date, which will likely be sometime in the fall of 2001 or early 2002.

     The issues raised by Berry and the Company in the New York Action will be litigated in the BC Action together with the further issues raised by the Company in the BC Action. The Company feels that Berry's claims in the New York Action were without merit and that the Company will be successful in obtaining an order declaring that Berry's 600,000 Contingent Shares be cancelled and further entitling the Company to substantial damages. The Company will vigorously pursue its position in all respects.

     A loss by the Company of the claim for monetary damages would have a material adverse effect on the Company's future results of operations, financial condition and liquidity; however, the Company does not expect to lose this action and believes additionally that it would be able to negotiate reasonable payment terms should it lose this suit.


6.   SUBSEQUENT EVENTS

     SHARE CAPITAL


     On August 1, 2000, the Company issued an aggregate 129,500 shares of its common stock to seven employees at the closing price of $0.5938 per share on July 17, 2000 in consideration for their providing certain services to the Company from June 16, 2000 through July 15, 2000. These services at June 30, 2000, $53,351, and for the quarter ended September 30, 2000, $23,546, aggregated $76,897.

     On the same date, the Company issued 75,000 shares of its common stock to each of the Company's three directors at the closing price of $0.5938 on July 17, 2000 in consideration for their providing certain services to the Company from June 16 through July 15, 2000. These services at June 30, 2000, $69,106, and for the quarter ended September 30, 2000, $64,499, aggregated $133,605.

     On August 17, 2000, the Company issued an aggregate 43,500 shares of its common stock to five people at the closing price of $0.5938 per share on July 25, 2000 in consideration for their providing consulting work to the Company from April 1, 2000 through June 30, 2000. These services at June 30, 2000, $25,787, were equal the value of the shares issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this quarterly report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements which are not historical facts contained in this quarterly report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to the Consolidated Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of quarterly operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein, the Company's Annual Report on Form 10-KSB, as amended, and the Company's other Securities and Exchange Commission filings.

Overview

     Cypost produces and markets computer privacy protection technologies and provides Internet connectivity to business and residential customers. From the Company's inception date until approximately mid-March of 1999, the Company was considered a development stage enterprise. Since that time, the Company has (i) discussed five (5) software encryption products under its "Navaho" brand, and currently is marketing two (2) products, (ii) expanded into the Internet Service Provider market and (iii) acquired an Instant Messaging Service provider during the three-month period ending March 31, 2000,.

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

 Results  of  Operations  for  the  Three  Months  Ended  March  31,  2000

     Substantially all of the Company's revenue was earned from its ISP operations during the three months ended March 31, 2000. These revenues were attributable virtually entirely to the operations of the five (5) Internet service provider companies (Hermes Net Solutions Inc., Intouch.Internet Inc., NetRover Inc., Connect Northwest and Internet Arena) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $1,039,560 for the three months ended March 31, 2000 compared to $8,117 for the three months ended March 31, 1999.
[/R]
     Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $620,381, were incurred in the three months ended March 31, 2000. The Company did not incur direct costs for the three months ended March 31, 1999, due to the Company not having acquired any Internet Service Providers until late in the second quarter of 1999.

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

     Interest expense of $143,500 for the three months ended March 31, 2000 is in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note),the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible at the commitment date of the loan. The interest expense is a non-cash item and result in an interest in paid-in-capital On the basis that historically Blue Heron Venture Fund, Ltd. has waived interest on their loans to the Company, the Company has taken the position that interest expense for the three months ended March 31, 2000, should not be accrued.

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

     Although the Company's cash position as of March 31, 2000 had decreased to $238,748 as compared to $415,779 as of December 31, 1999, the decrease in cash is primarily attributable to the purchase of Playa Corporation

     In connection with the acquisition of Playa Corporation, the Company assumed certain loans payable by Playa Corporation, as of March 31, 2000, the aggregate outstanding principal amount of the loans was $888,247, with an aggregate monthly payment of $9,703 and $584,512 due immediately. Of the $584,512 due immediately, approximately half was owed to Sagin Venture Capital. This loan is payable on demand. Since the loan is payable on demand the Company's ability to continue operations is dependent upon the willingness of Sagin Venture Capital to forebear from demanding payment. The Company believes that Sagin Venture Capital will continue not to demand payment of the loan for the immediately foreseeable future, but it is under no obligation to do so. Should Blue Heron Venture Fund, Ltd. demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable. Approximately $212,000 (currency translation value of 21,761,800 (Yen) at March 31, 2000) of the $584,512 was paid by CyPost KK, an affiliate of the Company during the second quarter, the balance of the $584,512 is in the form of a line of credit with respect to which the company is current in its obligations.

      For the three months ended March 31, 2000, the Company's net cash used in operating activities totaled $886,995 compared to $243,761 for the three months ended March 31, 1999.

     The Company's net cash used in investing activities totaled $382,389 for the three months ended March 31, 2000 compared to $13,976 for the three months ended March 31, 1999. The majority of the net cash used in investing activities during the three months ended March 31, 2000 related to the Company's acquisition of Playa Corporation and an investment in CyPost KK. CyPost KK is a former affiliate of the Company, in which the Company invested $200,000 on March 17, 2000 at the formation of CyPost KK. This amount is reflected in the balance sheet at original historical cost, inasmuch as the operations and duration of the investment were limited in time. On July 3, 2000, the Company sold all of its interest in CyPost KK to one of the other investors in CyPost KK for $220,000. In addition, software development expenditures incurred in developing encryption software products totaled $67,488 for the three months ended March 31, 2000.

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

     On April 4, 2000, Steven Berry ("Berry"), the former Chief Executive Officer of the Company, commenced an action in the Supreme Court of the State of New York, County of New York, (Index No. 601448/2000), against the Company and Continental Stock Transfer Company ("Continental") (the "New York Action"). In the New York Action, Berry claimed damages for alleged conversion, fraud, breach of contract and breach of fiduciary duty all arising from the alleged wrongful Stop Transfer Order which the Company placed relating to 75,000 shares of the Company's common stock registered in Berry's name and the Company's cancellation of a further 600,000 shares (the "Contingent Shares"). The complaint in the New York Action claims damages in excess of $3 million with the precise amount to be determined at trial.

     Pursuant to Berry's contract of employment with the Company, the Company issued 600,000 Contingent Shares to Berry upon condition that he would remain in the Company's employ as its Chief Executive Officer for at least two years. Berry commenced his employment with the Company on January 4, 1999 and resigned his employment with the Company on January 17, 2000. Following Berry's resignation the Company issued a Stop Transfer Order to Continental with respect to the 75,000 shares and cancelled the 600,000 Contingent Shares which had been issued to Berry.

     On May 19, 2000 CyPost and EPost Innovations Inc. commenced suit in the Supreme Court of British Columbia, Vancouver Registry (Action #S002798), against Berry and his wife, Tia Berry (the "BC Action"). In the BC Action, the Company seeks an order directing Berry to return the 600,000 Contingent Shares to the Company for cancellation or an order entitling the Company to cancel the same on the basis that Berry did not fulfill the employment conditions which were the condition precedent to his becoming the beneficial owner of the Contingent Shares.

     In the BC Action, the Company also claims at least $800,000 from Berry on account of breach of fiduciary duty, negligence, breach of statutory duties and breach of contract arising from Berry's failure to properly carry out his employment responsibilities. In the BC Action, the Company also claims $34,013 from Berry and Tia Berry on account of conspiracy to defraud and injure the Company and EPost Innovations Inc. by causing certain personal expenses to be paid by the Company rather than by Berry and Tia Berry personally. The Company also claims punitive and exemplary damages from Berry and Tia Berry in the BC Action.

     On May 25, 2000, the Company moved in the New York Action for an order dismissing the action against the Company for lack of jurisdiction or, in the alternative, on the basis of forum non conviens. On September 5, 2000, the court dismissed the New York Action on forum non conviens grounds, subject to the Company making certain stipulations in the New York Action. Those stipulations have been made and the appeal period in the New York Action has expired without Berry or any other party appealing the September 5, 2000 order.

     The pleadings have been closed in the BC Action and the parties are now waiting for the British Columbia Supreme Court Registry to assign a trial date, which will likely be sometime in the fall of 2001 or early 2002.

     The issues raised by Berry and the Company in the New York Action will be litigated in the BC Action together with the further issues raised by the Company in the BC Action. The Company feels that Berry's claims in the New York Action were without merit and that the Company will be successful in obtaining and order declaring that Berry's 600,000 Contingent Shares be cancelled and further entitling the Company to substantial damages. The Company will vigorously pursue its position in all respects.


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

     On August 1, 2000, the Company issued an aggregate 129,500 shares of its common stock to seven employees in consideration for their providing certain services to the Company from June 16, 2000 through July 15, 2000. These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

     On the same date, the Company issued 75,000 shares of its common stock to each of the Company's three directors in consideration for their providing certain services to the Company from June 16, 2000 through July 15, 2000. These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

     On August 17, 2000, the Company issued an aggregate 43,500 shares of its common stock to five people for their providing consulting work to the Company from April 1, 2000 through June 30, 2000. These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.


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



                                      CyPost  Corporation
                                      ------------------------
                                      (Registrant)


Date:  November  20,  2000            By:  /s/  Robert  Sendoh
                                      ------------------------
                                      Chairman