Form 10QSB
period 2000-09-30
CYPOST CORP
filed 2000-11-20
CIK 1090659

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549


                               FORM  10-QSB
(Mark  One)

       |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For  the  quarterly  period  ended:  September 30, 2000

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

      State  the number of shares outstanding of each of the issuer's classes of
common  equity,  as  of  the  latest  practical  date:                21,522,964


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

                                   CYPOST  CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                     (U.S. Dollars)

                                                                2000           1999
                                                            -------------  ------------
                                                             (Unaudited)     (Audited)
                                         ASSETS

CURRENT ASSETS
  Cash                                                      $    135,675   $   415,779
  Accounts receivable                                            453,587       233,188
  Prepaids and deposits                                          180,843       173,319
                                                            -------------  ------------
                                                                 770,105       822,286
PROPERTY AND EQUIPMENT, net                                      767,346       599,582

GOODWILL AND OTHER INTANGIBLES, net                            6,590,431     5,036,785

OTHER ASSETS                                                      76,762        69,389
SOFTWARE DEVELOPMENT, net                                        153,330       139,535
                                                            -------------  ------------
                                                            $  8,357,974   $ 6,667,577
                                                            =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $    861,370   $   849,300
  Accrued liabilities                                             65,056       133,937
  Loans                                                        2,963,656       875,000
  Deferred revenue                                               635,391       626,143
  Purchase of Internet Arena                                           -       240,000
                                                            -------------  ------------
                                                               4,525,473     2,724,380
                                                            -------------  ------------
SHAREHOLDERS' EQUITY
  Share capital
    Authorized
      5,000,000 preferred stock with a par value of $.001
      30,000,000 common stock with a par value of $.001
    Issued and outstanding
      Nil preferred stock
      21,536,993 common stock (1999- 20,246,480)                  21,536        20,246
  Paid-in capital                                             14,004,252     8,814,002
  Deficit                                                    (10,170,031)   (4,908,127)
  Currency translation adjustment                                (23,256)       17,076
                                                            -------------  ------------
                                                               3,832,501     3,943,197
                                                            -------------  ------------
                                                            $  8,357,974   $ 6,667,577
                                                            =============  ============

  The accompanying notes are an integral part of these consolidated statements.

                                  CYPOST  CORPORATION
                   CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  DEFICIT
FOR  THE  THREE  MONTHS  ENDED  AND  NINE  MONTHS  ENDED  SEPTEMBER  30,  2000  AND  1999
                                          (UNAUDITED)

                                         (U.S. Dollars)


                                           Three  Months  Ended        Nine  Months  Ended
                                              September  30,              September  30,
                                       ---------------------------  ---------------------------
                                           2000           1999          2000           1999
                                       -------------  ------------  -------------  ------------
REVENUE                                $  1,292,162   $   185,670   $  3,613,417   $   197,262
DIRECT COSTS                                620,714        49,275      1,870,305        49,275
                                       -------------  ------------  -------------  ------------
                                            671,448       136,395      1,743,112       147,987
                                       -------------  ------------  -------------  ------------
EXPENSES
  Selling, general and administrative       649,046       432,521      2,766,703     1,167,636
  Amortization and depreciation             843,746        24,874      2,350,394        33,211
                                       -------------  ------------  -------------  ------------
                                          1,492,792       457,395      5,117,097     1,200,847
                                       -------------  ------------  -------------  ------------
                                           (821,344)     (321,000)    (3,373,985)   (1,052,860)
GAIN ON DISPOSITION OF ASSETS                55,627             -        185,171             -
EQUITY IN LOSS OF AFFILIATE                 125,615             -       (150,590)            -
INTEREST EXPENSE                                  -    (1,378,000)    (1,922,500)   (1,908,000)
                                       -------------  ------------  -------------  ------------
NET LOSS                                   (640,102)   (1,699,000)    (5,261,904)   (2,960,860)
DEFICIT, beginning of period             (9,529,929)   (1,818,399)    (4,908,127)     (556,539)
                                       -------------  ------------  -------------  ------------
DEFICIT, end of period                 $(10,170,031)  $(3,517,399)  $(10,170,031)   (3,517,399)
                                       =============  ============  =============  ============

LOSS PER SHARE, basic and diluted      $      (0.03)  $     (0.11)  $      (0.25)  $     (0.20)
                                       =============  ============  =============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING              21,395,319    16,105,177     21,061,557    14,953,226
                                       =============  ============  =============  ============

      The accompanying notes are an integral part of these consolidated statements.

                                CYPOST  CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (U.S. Dollars)


                                                  2000          1999
                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $(5,261,904)  $(2,960,860)
  Add items not affecting cash
    Amortization                                2,350,394        33,211
    Equity in loss of affiliate                   150,590
    Interest expense                            1,922,500     1,908,000
                                              ------------  ------------
                                                 (838,420)   (1,019,649)
  Change in non-cash operating accounts          (152,488)       74,984
                                              ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES            (990,908)     (944,665)
                                              ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets, net                (102,003)      (55,194)
  Acquisition of Hermes Net Solutions, Inc.             -      (445,112)
  Acquisition of Intouch.Internet Inc.                  -      (197,917)
  Purchase of other assets                              -       (54,220)
  Software Development                            (87,193)     (142,010)
  Acquisition of Playa Corporation               (300,000)            -
                                              ------------  ------------
NET CASH PROVIDED FROM (USED IN)
  INVESTING ACTIVITIES                           (489,196)     (894,453)
                                              ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                 1,300,000     3,650,000
  Loan repayment                                 (100,000)            -
  Sale of common stock                                  -       556,000
                                              ------------  ------------
NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                                    1,200,000     4,206,000
                                              ------------  ------------
NET INCREASE (DECREASE) IN CASH                  (280,104)    2,366,882
CASH, beginning of period                         415,779        47,212
                                              ------------  ------------
CASH, end of period                           $   135,675   $ 2,414,094
                                              ============  ============

SUPPLEMENTAL  DISCLOSURE:

The  Company  settled  $92,750 of debt by issuing 26,500 shares of common stock.

As consideration for the purchase of Internet Arena Inc., the Company Issued 80,558 shares of common stock for the value of $240,000.

As consideration for the purchase of Playa Corporation, the Company issued 785,455 shares of common stock for the value of $2,700,000.

The Company issued 354,500 of common stock to seven its employees and board of directors for the value of $210,503.

The Company issued 43,500 of common stock to various consultants for services performed for the value of $25,787.

  The accompanying notes are an integral part of these consolidated statements.

                                                  CYPOST  CORPORATION
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     (U.S. Dollars)

                                               Common  Stock      Additional                 Cumulative
                                            -------------------    Paid-in                   Translation
                                              Number    Amount     Capital       Deficit      Adjustment      Total
                                            ----------  -------  -----------  -------------  ------------  ------------

BALANCE, DECEMBER 31, 1999                  20,246,480   20,246    8,814,002    (4,908,127)       17,076     3,943,197
  Issued for acquisition of Internet Arena      80,558       81      239,919             -             -       240,000
  Issued for acquisition of Playa              785,455      785    2,699,215             -             -     2,700,000
  Issued for services/debt                      26,500       27       92,723             -             -        92,750
  Issued for services                          354,500      354      210,149                                   210,503
  Issued for services                           43,500       43       25,744                                    25,787
  Beneficial conversion feature on loans             -        -    1,922,500             -             -     1,922,500
  Cumulative translation adjustment                  -        -            -             -       (40,332)      (40,332)
  Net loss                                           -        -            -    (5,261,904)            -    (5,261,904)
                                            ----------  -------  -----------  -------------  ------------  ------------
BALANCE, SEPTEMBER 30, 2000                 21,536,993  $21,536  $14,004,252  $(10,170,031)  $   (23,256)  $ 3,832,501
                                            ==========  =======  ===========  =============  ============  ============

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $10.2 million for the period from inception September 5, 1997 to September 30, 2000, has a working capital deficit at September 30, 2000, and requires additional financing for its business operations. As of September 30, 2000, the Company has $9,950,000 of funding available which can be drawn against a promissory note agreement with a lender; however, the lender has the option, at any time, to withdraw its offer to lend this amount.

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

     INTERIM  FINANCIAL  STATEMENTS

     The interim consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three months and nine months ended September 30, 2000 and 1999, (b) the consolidated financial position at September 30, 2000 and (c) the consolidated cash flows for the nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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


2.   LOANS

     Loan  balance  as  of  September  30,  2000  consist  of  the  following:

     Promissory  Note  -  Blue  Heron  Venture  Fund,  Ltd.        $2,050,000
     Promissory  Note  -  Pacific  Gate  Capital                       25,000
     Various  lenders  of  Playa  Corporation                         776,454
     Obligations  under  capital  lease                               112,202

                                                                   ----------
                                    Total                          $2,963,656
                                                                   ----------

     During the nine months ended September 30, 2000, the Company borrowed an additional $1,175,000 pursuant to a promissory note agreement with Blue Heron Venture Fund, Ltd. The loans are unsecured, bear interest at 8% per annum, and the principal and accrued interest are due on demand. The lender may elect to convert the loans into shares of common stock of the Company as follows:

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


     At the commitment dates of the promissory note, the conversion prices were less than the fair values of the common stock, hence a beneficial conversion feature is attached to these convertible notes. The amount of this beneficial conversion feature has been recorded as interest expense and additional paid-in-capital for $1,922,500 for the nine months ended September 30, 2000.

     At September 30, 2000, the loan balance was $2,050,000. The fair value of the loan at September 30, 2000 is not practicable to estimate because of the conversion features associated with the loans; accordingly, it is not possible to estimate the present value of the future cash flows with any reasonable degree of precision.

     On the basis that historically Blue Heron Venture Fund, Ltd. has waived interest on their loans to the Company, the Company has taken the position that interest expense for the period ended September 30, 2000, should not be accrued.


3.   SHARE  CAPITAL


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

     On August 17, 2000, the Company issued an aggregate 43,500 shares of its common stock to five consultant at the closing price of $0.5938 per share on July 25, 2000 in consideration for their providing consulting work to the Company from April 1, 2000 through June 30, 2000. These services at June 30, 2000, $25,787, were equal the value of the shares issued.

4.   COMMITMENTS  AND  CONTINGENCIES

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


Results  of  Operations  for  the  Three  Months  Ended  September  30,  2000

     Substantially all of the Company's revenue was earned from its ISP operations during the three months ended September 30, 2000. These revenues are attributable virtually entirely to the operations of the five (5) Internet service provider companies (Hermes Net Solutions Inc., Intouch.Internet Inc., NetRover Inc., Connect Northwest and Internet Arena) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $1,292,162 for the three month ended September 30, 2000 compared to $185,670 for the three months ended September 30, 1999.

     Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $620,714, were incurred for the three months ended September 30, 2000 compared to $49,275 for the three months ended September 30, 1999.The increase in the above noted expenses for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 results from the Company emerging from the development stage in 1999 and commencing revenue generating activities.

     Selling, general and administrative expenses were $649,046 for the three months ended September 30, 2000 compared to $432,521 for the three months ended September 30, 1999. Selling, general and administrative expenses for the three months ended September 30, 2000 include $53,171 for sales and marketing, $510,713 for salaries and benefits, $48,033 for general and administrative expenses and $37,129 for legal and professional fees. The increase in the above noted expenses for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 results from the Company emerging from the development stage in 1999 and commencing revenue generating activities.

     On the basis that historically Blue Heron Venture Fund, Ltd. has waived interest on their loans to the Company, the Company has taken the position that interest expense for the three months ended September 30, 2000, should not be accrued.

     Net loss of $640,102 for the three months ended September 30, 2000 compared to a net loss of $1,699,000 for the three months ended September 30, 1999. The decrease in net loss for the three months ended September 30, 2000 was primarily a result of a significant decrease in interest expense, partially offset by increased amortization and depreciation of the assets acquired in the fiscal year 1999, increased selling, general and administrative expenses from the consolidation of the subsidiaries and increased direct costs due to the increase of operations.

Results  of  Operations  for  the  Nine  Months  Ended  September  30,  2000

     Substantially all of the Company's revenue was earned from its ISP operations during the nine months ended September 30, 2000. These revenues are attributable virtually entirely to the operations of the five (5) Internet service provider companies (Hermes Net Solutions Inc., Intouch.Internet Inc., NetRover Inc., Connect Northwest and Internet Arena) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $3,613,417 for the nine months ended September 30, 2000 compared to $197,262 for the nine months ended September 30, 1999.

      Direct costs, which primarily consist of telecommunications charges in respect of providing Internet connection services to customers, of $1,870,305 were incurred for the nine months ended September 30, 2000 compared to $49,275 for the nine months ended September 30, 1999. The increase in the above noted expenses for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 results from the Company emerging from the development stage in 1999 and commencing revenue generating activities.

     Selling, general and administrative expenses were $2,766,703 for the nine months ended September 30, 2000 compared to $1,167,636 for the nine months ended September 30, 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 include $189,205 for sales and marketing, $1,360,778 for salaries and benefits, $808,975 for general and administrative expenses and $407,745 for legal and professional fees. The increase in the above noted expenses for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 results from the Company emerging from the development stage in 1999 and commencing revenue generating activities.

          Interest expense of $1,922,500 for the nine months ended September 30, 2000 is in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note),the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible at the commitment date of the loan. On the basis that historically Blue Heron Venture Fund, Ltd. has waived interest on their loans to the Company, the Company has taken the position that interest expense for the nine months ended September 30, 2000, should not be accrued.

     Net loss of $5,261,904 for the nine months ended September 30, 2000 compared to a net loss of $2,960,860 for the nine months ended September 30, 1999. The increase in net loss for the nine months ended September 30, 2000 was primarily a result of increased selling, general and administrative expenses from the consolidation of the subsidiaries, increase of amortization and depreciation of the assets acquired in the fiscal year 1999, increased interest expense and increased direct costs due to the increase of operations.

Liquidity  and  Capital  Resources

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net loss for the nine months ended September 30, 2000 of $5,261,904 as compared to a net loss for the nine months ended September 30, 1999 of $2,960,860. For the nine months ended September 30, 2000, the Company had a working capital deficit of $3,755,368 which is mainly due to the loans due to Blue Heron Venture Fund, Ltd. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

     During  the  nine  months  ended  September  30, 2000, the Company borrowed
$1,175,000 from Blue Heron Venture Fund, Ltd. These loans were made under agreements with Blue Heron Venture Fund, Ltd. under which the Company may draw up to $16 million in unsecured loans. These loans bear interest at 8% per annum and are payable on demand. They are convertible into common stock of the Company. If the outstanding principal amount of the loans of $2,050,000 as of September 30, 2000 were converted, Blue Heron Venture Fund, Ltd. would be entitled to an aggregate 2,733,333 shares of the Company's common stock. Blue Heron Venture Fund, Ltd. is free to withdraw this credit facility at any time, and since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of Blue Heron Venture Fund, Ltd. to forebear from demanding payment. The Company believes that Blue Heron Venture Fund, Ltd. will continue not to demand payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. Should Blue Heron Venture Fund, Ltd. demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.

     During the nine months ended September 30, 2000, the Company borrowed an aggregate $125,000 from Pacific Gate Capital Ltd., of which amount $25,000 was outstanding on September 30, 2000. These loans bear interest at 8% per annum and are payable on demand. Since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of Pacific Gate Capital Ltd. to forebear from demanding payment. The Company believes that Pacific Gate Capital Ltd. will continue not to demand payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. Should Pacific Gate Capital demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.

     In connection with the acquisition of Playa Corporation, the Company assumed certain loans payable by Playa Corporation. As of September 30, 2000, the aggregate outstanding principal amount of the loans was $607,291, with an aggregate monthly payment of $9,703 and $354,439 due immediately. Of the $354,439 due immediately, approximately $279,031 was owed to Sagin Venture Capital. This loan is payable on demand. Since the loan is payable on demand the Company's ability to continue operations is dependent upon the willingness of Sagin Venture Capital to forebear from demanding payment. The Company believes that Sagin Venture Capital will continue not to demand payment of the loan for the immediately foreseeable future, but it is under no obligation to do so. Should Sagin Venture Capital demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loan. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable. The balance of the $354,439 is in the form of a line of credit with respect to which the Company is current in its obligations.


     In May 2000, Playa Corporation borrowed $169,163 (currency translation value of 18,177,230 at September 30, 2000) from CyPost KK to satisfy a loan payable to a Playa Corporation creditor. The loan from CyPost KK bears interest at 5.5% per annum, the first installment is due January 5, 2001, and is payable over 60 months. CyPost KK is a former affiliate of the Company, in which the Company invested $200,000 on March 17, 2000 at the formation of CyPost KK. This amount is reflected in the balance sheet at original historical cost, inasmuch as the operations and duration of the investment were limited in time. On July 3, 2000, the Company sold all of its interest in CyPost KK to one of the other investors in CyPost KK for $220,000.

     For the nine months ended September 30, 2000 , the Company's net cash used in operating activities totaled $990,908 compared to $944,665 for the nine months ended September 30, 1999.

     The Company's net cash used in investing activities totaled $489,196 for the nine months ended September 30, 2000 compared to $894,453 for the nine months ended September 30, 1999. The majority of the net cash used in investing activities during the three months ended September 30, 2000 related to the Company's acquisition of Playa Corporation.

     The Company's financing activities during nine months ended September 30, 2000 included an aggregate $1,300,000 of loans provided by Blue Heron Venture Fund, Ltd. and Pacific Gate Capital compared to the nine months ended September 30, 1999 of $3,650,000 of loans provided by Blue Heron Venture Fund, Ltd. and $556,000 which was provided through the exercise of warrants to purchase an aggregate 2,085,000 of the Company's common stock by certain individuals.



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

Item  2.  Changes  in  Securities


     On August 1, 2000, the Company issued an aggregate 129,500 shares of its common stock to seven employees in consideration for their providing certain services to the Company provided from June 16, 2000 through July 15, 2000. These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

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

Item  6.  Exhibits  and  Reports  on  Form  8-K

          a)   Exhibits
               Exhibit  27. . . . . . . .Financial  Data  Schedule

          b)   Reports  on  Form  8-K

               1. The Company filed Amendment No. 1 on Form 8-K/A on July 24, 2000, Amendment No. 2 on Form 8-K/A on August 28, 2000 and Amendment No. 3 on Form 8-K/A on September 18, 2000, with the Securities and Exchange Commission, to amend a Form 8-K originally filed on May 30, 2000.

               2. The Company filed Amendment No. 2 on Form 8-K/A on July 24, 2000 and Amendment No. 3 on Form 8-K/A on August 28, 2000 with the Securities and Exchange Commission, to amend a Form 8-K originally filed on October 15, 1999.



                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   CYPOST CORPORATION

                                                   -----------------------------

                                                   (REGISTRANT)


DATE:  NOVEMBER  20,  2000                         BY:  /s/  ROBERT SENDOH
                                                   -----------------------------
                                                   ROBERT  SENDOH
                                                   CHAIRMAN