Form 10QSB/A
period 2000-06-30
CYPOST CORP
filed 2000-11-21
CIK 1090659

                   U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                 AMENDMENT NO. 1
                                 ---------------

                                       to

                                 FORM  10-QSB/A

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

      State  the number of shares outstanding of each of the issuer's classes of
common  equity,  as  of  the  latest  practical  date:                21,104,996


      Transitional  Small Business Disclosure Format (check one). Yes |_|; No|X|


                         PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  Financial  Statements


      The accompanying  unaudited  consolidated  financial  statements have been prepared in accordance with generally accepted accounting principles for interim financial  reporting and pursuant to the rules and regulations of the Securities and Exchange  Commission.  While these  statements  reflect all normal recurring adjustments  which  are,  in the  opinion  of  management,  necessary  for  fair presentation  of the results of the interim  period,  they do not include all of
the  information  and  footnotes  required  by  generally  accepted   accounting
principles for complete financial statements. For further information,  refer to the financial statements and footnotes thereto for the period from the Company's inception  through  December  31,  1999  which  are  included  in the  Company's
Annual Report on  Form  10-KSB, as amended, previously with the Commission.


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

                                                     CYPOST CORPORATION
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (U.S. Dollars)


                                                    Common  Stock     Additional                 Cumulative
                                                -------------------    Paid-in                   Translation
                                                  Number    Amount     Capital       Deficit      Adjustment      Total
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

     As part of Management's ongoing review of the Company's operations, 5 of 14 employees in the Vancouver office were terminated during the second quarter of 2000. The Company did not incur significant costs in the second quarter and does not expect to incur significant costs in future quarters in connection with these terminations.

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

     On the basis that historically Blue Heron Venture Fund, Ltd. has waived interest on their loans to the Company, the Company has taken the position that interest expense for the period ended June 30, 2000, should not be accrued.


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

     As part of Management's ongoing review of the Company's operations, 5 of 14 employees in the Vancouver office were terminated during the second quarter of 2000. The Company did not incur significant costs in the second quarter and does not expect to incur significant costs in future quarters in connection with these terminations.

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

     Interest expense of $1,779,000 for the three months ended June 30, 2000 is in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note),the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible at the commitment date of the loan. The interest expense is a non-cash item and results in an interest in paid-in-capital. On the basis that historically Blue Heron Venture Fund, Ltd. has waived interest on their loans to the Company, the Company has taken the position that interest expense for the three months ended June 30, 2000, should not be accrued.

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

     Interest expense of $1,922,500 for the six months ended June 30, 2000 is in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note),the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible at the commitment date of the loan. The interest expense is a non-cash item and result in an interest in paid-in-capital. On the basis that historically Blue Heron Venture Fund, Ltd. has waived interest on their loans to the Company, the Company has taken the position that interest expense for the six months ended June 30, 2000, should not be accrued.

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

     During the six months ended June 30, 2000, the Company borrowed $1,175,000 from Blue Heron Venture Fund, Ltd. These loans were made under agreements with Blue Heron Venture Fund, Ltd. under which the Company may draw up to $16 million in unsecured loans. These loans bear interest at 8% per annum and are payable on demand. They are convertible into common stock of the Company. If the outstanding principal amount of the loans of $2,050,000 as of June 30, 2000 were converted, Blue Heron Venture Fund, Ltd. would be entitled to an aggregate 2,733,333 shares of the Company's common stock. Blue Heron Venture Fund, Ltd. is free to withdraw this credit facility at any time, and since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of Blue Heron Venture Fund, Ltd. to forebear from demanding payment. The Company believes that Blue Heron Venture Fund, Ltd. will continue not to demand payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. Should Blue Heron Venture Fund, Ltd. demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.

     During the six months ended June 30, 2000, the Company borrowed an aggregate $80,000 from Pacific Gate Capital Ltd. These loans bear interest at 8% per annum and are payable on demand. Since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of Pacific Gate Capital Ltd. to forebear from demanding payment. The Company believes that Pacific Gate Capital Ltd. will continue not to demand payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. Should Pacific Gate Capital demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.

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

     In May 2000, Playa Corporation borrowed $172,817 (currency translation value of 18,177,230 (Yen) at June 30, 2000) from CyPost KK to satisfy a loan payable to a Playa Corporation creditor. The loan from CyPost KK bears interest at 5.5% per annum, the first installment is due January 5, 2001, and is payable over 60 months. CyPost KK is a former affiliate of the Company, in which the Company invested $200,000 on March 17, 2000 at the formation of CyPost KK. This amount is reflected in the balance sheet at original historical cost, inasmuch as the operations and duration of the investment were limited in time. On July 3, 2000, the Company sold all of its interest in CyPost KK to one of the other investors in CyPost KK for $220,000.

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