Form 10QSB/A
period 2000-03-31
CYPOST CORP
filed 2000-12-20
CIK 1090659

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                 AMENDMENT NO. 2
                                       to

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



      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

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

                                  CYPOST CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 2000 AND DECEMBER 31, 1999
                                    (U.S. Dollars)


                                                                2000          1999
                                                            ------------  ------------
                                                            (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                      $   238,748   $   415,779
  Accounts receivable-net of allowance                          472,103       233,188
  Inventory                                                      40,123             -
  Prepaids and deposits                                         316,402       173,319
  Deferred financing fees                                        90,000             -
                                                            ------------  ------------
                                                              1,157,376       822,286
PROPERTY AND EQUIPMENT, net                                     665,400       599,582

GOODWILL AND OTHER INTANGIBLES, net                           8,117,318     5,036,785
OTHER ASSETS                                                     82,162        69,389
   Investment in CyPost KK                                      180,482
SOFTWARE DEVELOPMENT, net                                       182,474       139,535
                                                            ------------  ------------
                                                            $10,385,212   $ 6,667,577
                                                            ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $   857,602   $   849,300
  Accrued liabilities                                           108,326       133,937
  Loans                                                       2,858,412       875,000
  Deferred revenue                                              739,417       626,143
  Purchase of a subsidiary                                            -       240,000
                                                            ------------  ------------
                                                              4,563,757     2,724,380
                                                            ------------  ------------
SHAREHOLDERS' EQUITY
  Share capital
    Authorized
      5,000,000 preferred stock with a par value of $.001
      30,000,000 common stock with a par value of $.001
    Issued and outstanding
      Nil preferred stock
      21,138,993 common stock (1999 - 20,246,480)                21,139        20,246
  Paid-in capital                                            12,115,143     8,814,002
  Deficit                                                    (6,297,468)   (4,908,127)
  Currency translation adjustment                               (17,359)       17,076
                                                            ------------  ------------
                                                              5,821,455     3,943,197
                                                            ------------  ------------
                                                            $10,385,212   $ 6,667,577
                                                            ============  ============

    The accompanying notes are an integral part of this consolidated financial statement.

                              CYPOST CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                (U.S. Dollars)


                                                      2000          1999
                                                  ------------  ------------
REVENUE                                           $ 1,039,560   $     8,117
DIRECT COSTS                                          620,381             -
                                                  ------------  ------------
                                                      419,179         8,117
                                                  ------------  ------------
EXPENSES
  Selling, general and administrative                 950,626       282,378
  Amortization and depreciation                       659,092         1,500
                                                  ------------  ------------
                                                    1,609,718       283,878
                                                  ------------  ------------
                                                   (1,190,539)     (275,761)
EQUITY IN LOSS OF AFFILIATE                           (19,518)            -
INTEREST EXPENSE
   Beneficial conversion feature                     (143,500)            -
   Accrued fair value of interest expense             (35,784)            -
                                                  ------------  ------------
NET LOSS                                           (1,389,341)     (275,761)
DEFICIT, beginning of period                       (4,908,127)     (556,539)
                                                  ------------  ------------
DEFICIT, end of period                            $(6,297,468)  $  (832,300)
                                                  ============  ============

LOSS PER SHARE, basic and diluted                 $     (0.07)  $     (0.02)
                                                  ============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        20,646,690    13,277,522
                                                  ============  ============

    The accompanying notes are an integral part of this consolidated financial statement.

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                 (U.S. Dollars)

                                                    2000         1999
                                                ------------  ----------

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                      $(1,389,341)  $(275,761)
  Add items not affecting cash
    Amortization and depreciation                   659,092       1,500
    Equity in loss of affiliate                      19,518           -
    Beneficial conversion feature                   143,500           -
    Accrued fair value of interest expense           35,784           -
                                                ------------  ----------
                                                   (531,447)   (274,261)
  Change in non-cash operating accounts            ( 88,195)     30,500
                                                ------------  ----------
NET CASH USED IN OPERATING ACTIVITIES              (619,642)   (243,761)
                                                ------------  ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of capital assets                        (14,901)    (13,976)
     Software development                           (67,488)          -
  Acquisition of Playa Corporation                 (300,000)          -
  Investment in CyPost KK                          (200,000)          -
                                                ------------  ----------
NET CASH PROVIDED USED IN
  INVESTING ACTIVITIES                             (582,389)    (13,976)
                                                ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds
     Blue Heron Venture Fund, Ltd.                1,025,000           -
  Sale of common stock                                    -     316,000
                                                ------------  ----------

NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                                      1,025,000     316,000
                                                ------------  ----------
NET INCREASE (DECREASE) IN CASH                    (177,031)     58,263
CASH, beginning of period                           415,779      47,212
                                                ------------  ----------
CASH, end of period                             $   238,748   $ 105,475
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

                                                   CYPOST CORPORATION
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     (U.S. Dollars)


                                                         Common Stock      Additional                Cumulative
                                                     -------------------    Paid-in                  Translation
                                                       Number    Amount     Capital       Deficit     Adjustment     Total
                                                     ----------  -------  ------------  ------------  ---------  ------------

BALANCE, DECEMBER 31, 1999                           20,246,480   20,246    8,814,002    (4,908,127)    17,076     3,943,197
  Issued for acquisition of Internet Arena               80,558       81      239,919             -          -       240,000
  Issued for acquisition of Playa                       785,455      785    2,699,215             -          -     2,700,000
  Issued for services/debt                               26,500       27       92,723             -          -        92,750
  Beneficial conversion feature on loans                      -        -      143,500             -          -       143,500
  Accrued fair value of interest expense                      -        -       35,784             -          -        35,784
  Deferred financing fees                                     -        -       90,000             -          -        90,000
  Cumulative translation adjustment                           -        -            -             -     (34,435)     (34,435)
  Net loss                                                    -        -            -    (1,389,341)         -    (1,389,341)
                                                     ----------  -------  ------------  ------------  ---------  ------------
BALANCE, MARCH 31, 2000                              21,138,993  $21,139  $12,115,143   $(6,297,468)  $(17,359)  $ 5,821,455
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

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $6.3 million for the period from inception September 5, 1997 to March 31, 2000, has a working capital deficiency at March 31, 2000, and requires additional financing for its business operations. As of March 31, 2000, the Company has $10,100,000 of funding available, which can be drawn against a promissory note agreement with a lender; however, the lender has the option, at any time, to withdraw its offer to lend this amount.

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


In connection with the Company causing CyPost KK, a Japan company, to be formed, on March 17, 2000, the Company purchased 400 shares of CyPost KK, representing 100% of the then issued and outstanding shares, for $200,000 (20,000,000 Yen), and transferred 180 of such shares or 45% of the then issued and outstanding shares, to certain members of the management of CyPost KK in consideration of their future efforts to raise additional capital for CyPost KK. The transferred shares has been recorded as $90,000 of deferred financing fees.

     For the three months ended March 31, 2000, the Company recognized a loss of $19,518, which was 55% of the net loss reported by CyPost KK.


3.   LOANS

     Loan balance as of March 31, 2000 consist of the following:

     Pursuant  to  a  promissory  note  agreement    $1,900,000
     Various  lenders  of  Playa  Corporation           888,247
     Obligations  under  capital  lease                  70,165
                                                   ------------
                                    Total            $2,858,412
                                                   ------------


     During the three months ended March 31, 2000, the Company borrowed $1,025,000 pursuant to a promissory note agreement. The loans are unsecured, bear interest at 8% per annum and are payable on demand. The Company has accrued fair value of interest of $35,784 for the three months ended March 31, 2000. The lender may elect to convert the loans into shares of common stock of the Company as follows:


                                                                  Shares
                                                ---------  ---------------------
                                                Principal  Pre-Split  Post-Split
                                                ---------  ---------  ----------

                                               $1,900,000    950,000   1,425,000

     At the commitment dates of the promissory note, the conversion prices were less than the fair values of the common stock, hence a beneficial conversion feature is attached to these convertible notes. The amount of this beneficial conversion feature has been recorded as interest expense and additional paid-in capital for $143,500 for the three months ended March 31, 2000.

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

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)
                                 (U.S. Dollars)

4.   SHARE CAPITAL


     On March 2, 2000, the Company issued 26,500 shares of its commons stock at the closing price of $3.50 per share on February 29, 2000, to Kaplan, Gottbetter and Levenson, as payment of services accrued at December 31, 1999 and through February 29, 2000 in an aggregate amount of $92,750.


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


     Selling, general and administrative expenses were $950,626 or the three months ended March 31, 2000, compared to $282,378 for the three months ended March 31, 1999. Selling, general and administrative expenses for the current quarter include $420,181 for salaries and benefits, $293,513 for general and administrative expenses, $143,500 for legal and professional fees and $93,432 for sales and marketing. The increase in the above noted expenses for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, results primarily from the Company emerging from the development stage in 1999, commencing revenue generating activities, and consolidating its subsidiaries.

     Interest expense includes $143,500 for the three months ended March 31, 2000, in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note), the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible at the commitment date of the loan. The interest expense is a non-cash item and results in an increase in paid-in capital. The Company has accrued fair value of interest of $35,784 for the three months ended March 31, 2000.

     Net loss of $1,389,341 for the three months ended March 31, 2000 compared to the net loss of $275,761 for the three months ended March 31, 1999. The increase in net loss for the three months ended March 31, 2000 was primarily a result of increased selling, general and administrative expenses from consolidation of the subsidiaries, increased amortization and depreciation of the assets acquired in the fiscal year 1999 and increased direct costs due to the commencement of revenue generating activities.

Liquidity  and  Capital  Resources

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net loss of $1,389,341 for the three months ended March 31, 2000 as compared to a net loss of $275,761 for the three months ended March 31, 1999. At March 31, 2000, the Company had a working capital deficit of $3,406,381, which is primarily due to the loans due to Blue Heron Venture Fund, Ltd. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.


     During  the  three  months  ended  March  31,  2000,  the  Company borrowed
$1,025,000 from Blue Heron Venture Fund, Ltd. These loans were made under agreements with Blue Heron Venture Fund, Ltd. under which the Company may draw up to $16 million in unsecured loans. These loans bear interest at 8% per annum and are payable on demand. They are convertible into common stock of the Company. If the outstanding principal amount of the loans of $1,900,000 at March 31, 2000 were converted, Blue Heron Venture Fund, Ltd. would be entitled to an aggregate 1,425,000 shares of the Company's common stock. Blue Heron Venture Fund, Ltd. is free to withdraw this credit facility at any time, and since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of Blue Heron Venture Fund, Ltd. to forbear from demanding payment. The Company believes that Blue Heron Venture Fund, Ltd. will continue to forbear payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. Should Blue Heron Venture Fund, Ltd. demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.


     Approximately  $201,204  (currency  translation  value of 21,761,800 Yen at
108.158 on May 5, 2000) of the $584,512 was paid during the second quarter in the form of a payment of $33,142 (currency translation value 3,584,570 Yen at 108.158 on May 5, 2000) by Playa Corporation to the vendor and the balance of $168,062 (currency translation value of 18,177,230 Yen at 108.158 on payment date May 5, 2000) was paid by CyPost KK, a former affiliate of the Company. The balance of the $584,512 is in the form of a line of credit with respect to which the Company is current in its obligations.

     In connection with the Company causing CyPost KK, a Japan company, to be formed, on March 17, 2000, the Company purchased 400 shares of CyPost KK, representing 100% of the then issued and outstanding shares, for $200,000 (20,000,000 Yen), and transferred 180 of such shares, or 45% of the then issued and outstanding shares, to certain members of the management of CyPost KK in consideration of their future efforts to raise additional capital for CyPost KK. On May 5, 2000, the Company purchased an additional 230 shares of CyPost KK for $136,472 (11,500,000 Yen) and transferred 10 of such shares to these certain members of the management of CyPost KK in consideration of their future efforts to raise additional capital for CyPost KK. At the same time, these certain members of the management of CyPost KK purchased an additional 170 shares of stock of CyPost KK for $63,528 (5,357,000 Yen). As a result of the acquisition of a net additional 220 shares of CyPost KK, the Company maintained its 55% interest in CyPost KK. On May 22, 2000, Access Media International, a company which is not affiliated with the Company, purchased 200 shares of CyPost KK for $100,000, resulting in a reduction of the Company's interest in CyPost KK to 44%.

     On June 29, 2000, these certain members of the management of CyPost KK returned an aggregate 190 shares of CyPost KK, being all the shares of CyPost KK previously transferred to them by the Company, to the Company, because they did not raise the additional capital for CyPost KK as originally contemplated, resulting in the Company having a 63% interest in CyPost KK as of such date. On July 3, 2000, the Company sold all of its interest in CyPost KK to Access Media International for $220,000.

     For the three months ended March 31, 2000, the Company recognized a loss of $19,518, which was 55% of the net loss reported by CyPost KK.

     The Company's cash position during the three months ended March 31, 2000 decreased to $238,748, compared to $415,779 as of December 31, 1999, primarily attributable to the purchase of Playa Corporation and the investment in CyPost KK.

     The Company's net cash used in operating activities during the three months ended March 31, 2000 totaled $619,642, compared to $243,761 for the three months ended March 31, 1999.

     The Company's net cash used in investing activities during the three months ended March 31, 2000 totaled $582,389, compared to $13,976 for the three months ended March 31, 1999. The majority of the net cash used in investing activities during the three months ended March 31, 2000 related to the Company's acquisition of Playa Corporation and the investment in CyPost KK.


     Software development costs during the three months ended March 31, 2000 totaled $67,488.

     The Company's financing activities during the three months ended March 31, 2000 included $1,025,000 of loans provided by Blue Heron Venture Fund, Ltd. compared to $316,000 for the three months ended March 31, 1999, which was provided through the exercise of warrants to purchase an aggregate 1,170,370 shares of the Company's common stock by certain individuals.

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



                                      CyPost  Corporation
                                      ------------------------
                                      (Registrant)


Date: DECEMBER 19, 2000           By:  /s/  Robert  Sendoh
                                      ------------------------
                                      Chairman