Form 10QSB/A
period 2000-06-30
CYPOST CORP
filed 2000-12-20
CIK 1090659

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                 AMENDMENT NO. 2
                                 ---------------

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



      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No| |

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

      State  the number of shares outstanding of each of the issuer's classes of
common  equity,  as  of  the  latest  practical  date:                21,104,996


      Transitional Small Business Disclosure Format (check one). Yes |_|; No |X|

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


                                  CYPOST CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 2000 AND DECEMBER 31, 1999
                                    (U.S. Dollars)


                                                                2000          1999
                                                            ------------  ------------
                                                             (Unaudited)   (Audited)
ASSETS
CURRENT ASSETS
  Cash                                                      $   230,877   $   415,779
  Accounts receivable-net of allowance                          401,869       233,188
  Prepaids and deposits                                         242,224       173,319
                                                            ------------  ------------
                                                                874,970       822,286
PROPERTY AND EQUIPMENT, net                                     749,290       599,582

GOODWILL AND OTHER INTANGIBLES, net                           7,353,877     5,036,785

OTHER ASSETS                                                     43,574        69,389
   Investment in CyPost KK                                      200,151
SOFTWARE DEVELOPMENT, net                                       166,615       139,535
                                                            ------------  ------------
                                                            $ 9,388,477   $ 6,667,577
                                                            ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $   969,420   $   849,300
  Accrued liabilities                                           297,551       133,937
  Loans                                                       3,065,369       875,000
  Deferred revenue                                              680,028       626,143
  Purchase of Internet Arena                                          -       240,000
                                                            ------------  ------------
                                                              5,012,368     2,724,380
                                                            ------------  ------------
SHAREHOLDERS' EQUITY
  Share capital
    Authorized
      5,000,000 preferred stock with a par value of $.001
      30,000,000 common stock with a par value of $.001
    Issued and outstanding
      Nil preferred stock
      21,138,993 common stock (1999- 20,246,480)                 21,139        20,246
  Paid-in capital                                            13,844,310     8,814,002
  Deficit                                                    (9,466,084)   (4,908,127)
  Currency translation adjustment                               (23,256)       17,076
                                                            ------------  ------------
                                                              4,376,109     3,943,197
                                                            ------------  ------------
                                                            $ 9,388,477   $ 6,667,577
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

                                            CYPOST CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                  FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                (UNAUDITED)
                                              (U.S. Dollars)


                                          Three  Months  Ended         Six  Months  Ended
                                               June  30,                   June  30,
                                       --------------------------  --------------------------
                                           2000          1999          2000          1999
                                       ------------  ------------  ------------  ------------
REVENUE                                $ 1,281,695   $      3,475  $ 2,321,255   $    11,592
DIRECT COSTS                               629,210             -     1,249,591             -
                                       ------------  ------------  ------------  ------------
                                           652,485         3,475     1,071,664        11,592
                                       ------------  ------------  ------------  ------------
EXPENSES
  Selling, general and administrative    1,166,675       452,737     2,117,301       735,115
  Amortization and depreciation            847,556         6,837     1,506,648         8,337
                                       ------------  ------------  ------------  ------------
                                         2,014,231       459,574     3,623,949       743,452
                                       ------------  ------------  ------------  ------------
                                        (1,361,746)     (456,099)   (2,552,285)     (731,860)
NET PROCEEDS FROM INSURANCE RECOVERY       129,544             -       129,544             -
EQUITY IN LOSS OF AFFILIATE               (116,803)            -      (136,321)            -
INTEREST EXPENSE
  Beneficial conversion feature         (1,779,000)     (530,000)   (1,922,500)     (530,000)
  Accrued fair value of interest expense   (40,167)            -       (75,951)            -
  Interest expense                            (444)            -          (444)            -
                                       ------------  ------------  ------------  ------------
NET LOSS                                (3,168,616)     (986,099)   (4,557,957)   (1,261,860)
DEFICIT, beginning of period            (6,297,468)     (832,300)   (4,908,127)     (556,539)
                                       ------------  ------------  ------------  ------------
DEFICIT, end of period                 $(9,466,084)  $(1,818,399)  $(9,466,084)  $(1,818,399)
                                       ============  ============  ============  ============

LOSS PER SHARE, basic and diluted      $     (0.15)  $     (0.06)  $     (0.21)  $     (0.05)
                                       ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             21,138,993    14,459,390    20,892,842    13,868,456
                                       ============  ============  ============  ============

   The accompanying notes are an integral part of these consolidated statements.

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (U.S. Dollars)


                                              2000          1999
                                          ------------  ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                $(4,557,957)  $(1,261,860)
  Add items not affecting cash
    Amortization and depreciation           1,506,648         8,337
    Net proceeds from insurance recovery     (129,544)            -
    Equity in loss of affiliates              136,321             -
    Beneficial conversion feature           1,922,500       530,000
    Accrued fair value of interest expense     75,951             -
    Interest expense                              444             -
                                          ------------  ------------
                                           (1,045,637)     (723,523)
  Change in non-cash operating accounts       573,781       158,428
                                          ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES        (471,856)     (565,095)
                                          ------------  ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of capital assets, net            (223,985)      (21,025)
  Purchase of other assets                          -        15,257
    Software development                      (74,447)      (27,671)
    Acquisition of Playa Corporation         (300,000)     (643,029)
    Investment in CyPost KK                  (336,472)            -
                                          ------------  ------------
NET CASH PROVIDED USED IN
  INVESTING ACTIVITIES                       (934,904)     (676,468)
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loan proceeds
     Blue Heron Venture Fund, Ltd.          1,175,000       900,000
     Pacific Gate Capital Ltd.                 80,000             -
     CyPost KK                                168,062             -
   Loan repayment
     Playa Corporation creditor              (201,204)            -
  Sale of common stock                              -       556,000
                                          ------------  ------------
NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                                1,221,858     1,456,000
                                          ------------  ------------
NET INCREASE (DECREASE) IN CASH              (184,902)      214,437
CASH, beginning of period                     415,779        47,212
                                          ------------  ------------
CASH, end of period                       $   230,877   $   261,649
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


                                                     CYPOST CORPORATION
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (U.S. Dollars)


                                                    Common  Stock     Additional                 Cumulative
                                                -------------------    Paid-in                   Translation
                                                  Number    Amount     Capital       Deficit      Adjustment      Total
                                                ----------  -------  ------------  ------------  ------------  ------------
BALANCE, DECEMBER 31, 1999 (audited)            20,246,480   20,246    8,814,002    (4,908,127)       17,076     3,943,197
  Issued for acquisition of Internet Arena          80,558       81      239,919             -             -       240,000
  Issued for acquisition of Playa                  785,455      785    2,699,215             -             -     2,700,000
  Issued for services/debt                          26,500       27       92,723             -             -        92,750
  Beneficial conversion feature on loans                 -        -    1,922,500             -             -     1,922,500
  Accrued fair value of interest expense                 -        -       75,951             -             -        75,951
  Deferred financing fees                                -        -       95,000             -             -        95,000
  Return of deferred financing fees                      -        -      (95,000)            -             -       (95,000)
  Cumulative translation adjustment                      -        -            -             -       (40,332)      (40,332)
  Net loss                                               -        -            -    (4,557,957)            -    (4,557,957)
                                                ----------  -------  ------------  ------------  ------------  ------------
BALANCE, JUNE 30, 2000 (UNAUDITED)              21,138,993  $21,139  $13,844,310   $(9,466,084)  $   (23,256)  $ 4,376,109
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


2. ACQUISITIONS

     On May 5, 2000, the Company purchased an additional 230 shares of CyPost KK for $136,472 (11,500,000 Yen) and transferred 10 of such shares to certain members of the management of CyPost KK in consideration of their future efforts to raise additional capital for CyPost KK. The transferred shares has been recorded as $5,000 of deferred financing fees, resulting in aggregate deferred financing fees of $95,000. At the same time, certain members of the management of CyPost KK purchased an additional 170 shares of stock of CyPost KK for $63,528 (5,357,000 Yen).

     On June 29, 2000, these certain members of the management of CyPost KK returned an aggregate 190 shares of CyPost KK, being all the shares of CyPost KK previously transferred to them by the Company, to the Company, Because they did not raise the additional capital for CyPost KK as originally contemplated, resulting in the Company having a 63% interest in CyPost KK as of such date. This transaction has been recorded as return of deferred financing fees of $95,000.

     For the six months ended June 30, 2000, the Company recognized a loss of $136,321, which represents 55% of the net loss reported by CyPost KK for the three months ended March 31, 2000 and 63% of the net loss reported by CyPost KK for the three months ended June 30, 2000.


3.   LOANS

     Loan balance as of June 30, 2000 consist of the following:

     Promissory  Note  -  Blue  Heron  Venture  Fund,  Ltd.        $2,050,000
     Promissory  Note  -  Pacific  Gate  Capital                       80,000
     Various  lenders  of  Playa  Corporation                         651,186
     CyPost KK loan to Playa Corporation                              168,062
     Obligations  under  capital  lease                               116,121
                                                                   ----------
                                    Total                          $3,065,369
                                                                   ----------

     During the six months ended June 30, 2000, the Company borrowed an additional $1,175,000 pursuant to a promissory note agreement with Blue Heron Venture Fund, Ltd. The loans are unsecured, bear interest at 8% per annum and are payable on demand. The Company has accrued fair value of interest of $75,951 for the six months ended June 30, 2000. The lender may elect to convert the loans into shares of common stock of the Company as follows:

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


     On April 27, 2000 Blue Heron Venture Fund, Ltd. renegotiated with the Company two of the commitment letters that were available as of that date. With the renegotiation, the March 17, 1999 and July 12, 1999 debt financing commitment letters were amended to reflect a conversion price of $0.75. The following table indicates the discount to market on the amended commitment letters:

COMMITMENT DATE  AMOUNT OF COMMITMENT   SHARE CONVERSION  CLOSING SHARE PRICE   CONVERSION PRICE   DISCOUNT TO MARKET
---------------  ---------------------  ----------------  --------------------  -----------------  -------------------


April 27, 2000   $           2,000,000         2,666,667  $               1.50  $            0.75                  50%
---------------  ---------------------  ----------------  --------------------  -----------------  -------------------
April 27, 2000   $          10,000,000        13,333,333  $               1.50  $            0.75                  50%
---------------  ---------------------  ----------------  --------------------  -----------------  -------------------

                                       Fair                            Number
                                     Value of                            of      Beneficial
                                      Common     Exercise  Intrinsic   Common    Conversion
                            Loan       Stock       Price     Value      Stock     Feature
                         ----------  ---------  ---------  ---------  ---------  ----------
"2 million"              $  100,000  $    1.52  $    1.33  $    0.19     75,000  $   14,000
                         $1,025,000  $    1.52  $    1.33  $    0.19    755,263  $  143,500
"10 million"             $   50,000  $    1.50  $    0.75  $    0.75     66,667  $   50,000
Imputed Interest
  on new loan advances                                                           $  207,500

Revised Terms            $2,000,000  $    1.50  $    0.75  $    0.75  2,666,667  $2,000,000
Original Terms           $2,000,000  $    1.52  $    1.33  $    0.19  1,500,000  $  285,000
Additional Interest
  on old loans from
  change in  conversion
  terms                                                                          $1,715,000

                                                                                 $1,922,000

     The amount of this beneficial conversion feature has been recorded as interest expense and additional paid-in capital of $1,922,500 for the six months ended June 30, 2000.

     At June 30, 2000, the loan balance was $2,050,000. It is not practicable to estimate the fair value of the loans at June 30, 2000 because of the conversion features associated with the loans. In addition, it is not possible to estimate the present value of the future cash flows with any reasonable degree of precision.

     In May 2000, Playa Corporation borrowed $168,062 (currency translation value of 18,177,230 Yen at 108.158 on payment date May 5, 2000) from CyPost KK to satisfy a loan payable to a Playa Corporation creditor. The loan from CyPost KK bears interest at 5.5% per annum, the first installment is due January 5, 2001, and is payable over 60 months.


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


5.   SUBSEQUENT  EVENTS

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

     Selling, general and administrative expenses were $1,166,675 for the three ended June 30, 2000, compared to $452,737 for the three months ended June 30, 1999. Selling, general and administrative expenses for the current quarter include $512,342 for salaries and benefits, $358,785 for general and administrative expenses, $252,946 for legal and professional fees and $42,602 for sales and marketing. The increase in the above noted expenses for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 results primarily from the Company emerging from the development stage in 1999, commencing revenue generating activities and consolidating its subsidiaries.

     Interest expense includes $1,779,000 for the three months ended June 30, 2000, in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note), the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible at the commitment date of the loan. The interest expense is a non-cash item and results in an increase in paid-in capital. The Company has accrued fair value of interest of $40,167 for the three months ended June 30, 2000.

     Net loss of $3,168,616 for the three months ended June 30, 2000 compared to a net loss of $986,099 for the three months ended June 30, 1999. The increase in net loss for the three months ended June 30, 2000 was primarily a result of increased interest expense, increased selling, general and administrative expenses from the consolidation of the subsidiaries, increased amortization and depreciation of the assets acquired in the fiscal year 1999 and increased direct costs due to the commencement of revenue generating activities.


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

      Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $1,249,591, were incurred for the six months ended June 30, 2000. The Company did not incur direct costs for the six months ended June 30, 1999 due to the Company not having acquired any Internet Service Providers until the end of the second quarter of 1999.

     Selling, general and administrative expenses were $2,117,301 for the six months ended June 30, 2000, compared to $735,115 for the six months ended June 30, 1999. Selling, general and administrative expenses for the six months ended June 30, 2000 include $904,772 for salaries and benefits, $680,049 for general and administrative expenses, $396,446 for legal and professional fees and $136,034 for sales and marketing. The increase in the above noted expenses for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 results primarily from the Company emerging from the development stage in 1999, commencing revenue generating activities, and consolidating its subsidiaries.

     Interest expense includes $1,922,500 for the six months ended June 30, 2000, in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note), the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible at the commitment date of the loan. The interest expense is a non-cash item and results in an increase in paid-in capital. The Company has accrued fair value of interest of $75,951 for the six months ended June 30, 2000.

     Net loss of $4,557,957 for the six months ended June 30, 2000 compared to a net loss of $1,261,860 for the six months ended June 30, 1999. The increase in net loss for the six months ended June 30, 2000 was primarily a result of increased interest expense, increased selling, general and administrative expenses from the consolidation of the subsidiaries, increased amortization and depreciation of the assets acquired in the fiscal year 1999 and increased direct costs due to the commencement of revenue generating activities.

Liquidity  and  Capital  Resources

      The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net loss for the six months ended June 30, 2000 of $4,557,957 as compared to a net loss for the six months ended June 30, 1999 of $1,261,860. For the six months ended June 30, 2000, the Company had a working capital deficit of $4,137,398, which is primarily due to the loans due to Blue Heron Venture Fund, Ltd. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

     During the six months ended June 30, 2000, the Company borrowed $1,175,000 from Blue Heron Venture Fund, Ltd. These loans were made under agreements with Blue Heron Venture Fund, Ltd. under which the Company may draw up to $16 million in unsecured loans. These loans bear interest at 8% per annum and are payable on demand. They are convertible into common stock of the Company. On April 27, 2000 Blue Heron Venture Fund, Ltd. renegotiated with the Company two of the commitment letters that were available as of that date. With the renegotiation, the March 17, 1999 and July 12, 1999 debt financing commitment letters were amended to reflect a conversion price of $0.75. If the outstanding principal amount of the loans of $2,050,000 as of June 30, 2000 were converted, Blue Heron Venture Fund, Ltd. would be entitled to an aggregate 2,733,333 shares of the Company's common stock. Blue Heron Venture Fund, Ltd. is free to withdraw this credit facility at any time, and since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of Blue Heron Venture Fund, Ltd. to forbear from demanding payment. The Company believes that Blue Heron Venture Fund, Ltd. will continue to forbear payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. Should Blue Heron Venture Fund, Ltd. demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.

     During the six months ended June 30, 2000, the Company borrowed an aggregate $80,000 from Pacific Gate Capital Ltd. These loans bear interest at 8% per annum and are payable on demand. Since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of Pacific Gate Capital Ltd. to forbear from demanding payment. The Company believes that Pacific Gate Capital Ltd. will continue to forbear payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. Should Pacific Gate Capital demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.

     In connection with the acquisition of Playa Corporation, the Company assumed certain loans payable by Playa Corporation. As of June 30, 2000, the aggregate outstanding principal amount of the loans was $651,186, with an aggregate monthly payment of $9,703 and $366,033 due immediately. Of the $366,033 due immediately, approximately $285,220 was owed to Sagin Venture Capital. This loan is payable on demand. Since the loan is payable on demand the Company's ability to continue operations is dependent upon the willingness of Sagin Venture Capital to forbear from demanding payment. The Company believes that Sagin Venture Capital will continue to forbear payment of the loan for the immediately foreseeable future, but it is under no obligation to do so. Should Sagin Venture Capital demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loan. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable. The balance of the $366,033 is in the form of a line of credit with respect to which the Company is current in its obligations.

     In May 2000, Playa Corporation borrowed $168,062 (currency translation value of 18,177,230 Yen at 108.158 on payment date May 5, 2000) from CyPost KK to satisfy a loan payable to a Playa Corporation creditor. The loan from CyPost KK bears interest at 5.5% per annum, the first installment is due January 5, 2001, and is payable over 60 months.

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

     For the six months ended June 30, 2000, the Company recognized a loss of $136,321, which represents 55% of the net loss reported by CyPost KK for the three months ended March 31, 2000 and 63% of the net loss reported by CyPost KK for the three months ended June 30, 2000.

     The Company's cash position during the six months ended June 30, 2000 decreased to $230,877, compared to $415,779 as of December 31, 1999, primarily attributable to the purchase of Playa Corporation and the investment in CyPost KK.

     The Company's net cash used in operating activities totaled $471,856 during the six months ended June 30, 2000, compared to $565,095 during the six months ended June 30, 1999.

     The Company's net cash used in investing activities totaled $934,904 during the six months ended June 30, 2000, compared to $676,468 during the six months ended June 30, 1999. The majority of the net cash used in investing activities during the three months ended June 30, 2000 related to the Company's acquisition of Playa Corporation.

     Software development costs during the six months ended June 30, 2000 totaled $74,447.

     The Company's financing activities during the six months ended June 30, 2000 included an aggregate $1,423,062 of loans provided by Blue Heron Venture Fund, Ltd., CyPost KK and Pacific Gate Capital Ltd., compared to the six months ended June 30, 1999 of $900,000 of loans provided by Blue Heron Venture Fund, Ltd. and $556,000 which was provided through the exercise of warrants to purchase an aggregate 2,085,000 shares of the Company's common stock by certain individuals.


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



                                       CYPOST  CORPORATION
                                       -----------------------------

                                       (REGISTRANT)


DATE: DECEMBER 19, 2000            BY:  /S/  ROBERT  SENDOH
                                       -----------------------------
                                             ROBERT  SENDOH
                                                CHAIRMAN