Form 10QSB/A
period 2000-09-30
CYPOST CORP
filed 2000-12-20
CIK 1090659

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


                                   CYPOST  CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                     (U.S. Dollars)

                                                                2000           1999
                                                            -------------  ------------
                                                             (Unaudited)     (Audited)
                                         ASSETS

CURRENT ASSETS
  Cash                                                      $    135,675   $   415,779
  Accounts receivable                                            453,587       233,188
  Prepaids and deposits                                          180,843       173,319
                                                            -------------  ------------
                                                                 770,105       822,286
PROPERTY AND EQUIPMENT, net                                      767,346       599,582

GOODWILL AND OTHER INTANGIBLES, net                            6,590,431     5,036,785

OTHER ASSETS                                                      43,042        69,389
SOFTWARE DEVELOPMENT, net                                        153,330       139,535
                                                            -------------  ------------
                                                            $  8,324,254   $ 6,667,577
                                                            =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $    827,650   $   849,300
  Accrued liabilities                                             58,506       133,937
  Loans                                                        2,963,656       875,000
  Deferred revenue                                               635,391       626,143
  Purchase of Internet Arena                                           -       240,000
                                                            -------------  ------------
                                                               4,485,203     2,724,380
                                                            -------------  ------------
SHAREHOLDERS' EQUITY
  Share capital
    Authorized
      5,000,000 preferred stock with a par value of $.001
      30,000,000 common stock with a par value of $.001
    Issued and outstanding
      Nil preferred stock
      21,536,993 common stock (1999- 20,246,480)                  21,536        20,246
  Paid-in capital                                             14,121,413     8,814,002
  Deficit                                                    (10,287,523)   (4,908,127)
  Currency translation adjustment                                (16,375)       17,076
                                                            -------------  ------------
                                                               3,839,051     3,943,197
                                                            -------------  ------------
                                                            $  8,324,254   $ 6,667,577
                                                            =============  ============

  The accompanying notes are an integral part of these consolidated statements.

                                  CYPOST  CORPORATION
                   CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  DEFICIT
FOR  THE  THREE  MONTHS  ENDED  AND  NINE  MONTHS  ENDED  SEPTEMBER  30,  2000  AND  1999
                                          (UNAUDITED)

                                         (U.S. Dollars)


                                           Three  Months  Ended        Nine  Months  Ended
                                              September  30,              September  30,
                                       ---------------------------  ---------------------------
                                           2000           1999          2000           1999
                                       -------------  ------------  -------------  ------------
REVENUE                                $  1,292,162   $   185,670   $  3,613,417   $   197,262
DIRECT COSTS                                620,714        49,275      1,870,305        49,275
                                       -------------  ------------  -------------  ------------
                                            671,448       136,395      1,743,112       147,987
                                       -------------  ------------  -------------  ------------
EXPENSES
  Selling, general and administrative       683,271       432,521      2,800,572     1,167,636
  Amortization and depreciation             843,746        24,874      2,350,394        33,211
                                       -------------  ------------  -------------  ------------
                                          1,527,017       457,395      5,150,966     1,200,847
                                       -------------  ------------  -------------  ------------
                                           (855,569)     (321,000)    (3,407,854)   (1,052,860)
NET PROCEEDS FROM INSURANCE RECOVERY         55,627             -        185,171             -
EQUITY IN LOSS OF AFFILIATE                      -              -       (136,321)            -
GAIN ON DISPOSITION OF AFFLIATE              19,849             -         19,849
INTEREST EXPENSE
  Beneficial conversion feature                   -    (1,378,000)    (1,922,500)   (1,908,000)
  Accrued fair value of interest expense    (41,210)            -       (117,161)            -
  Interest expense                             (136)            -           (580)            -
                                       -------------  ------------  -------------  ------------
NET LOSS                                 (  821,439)   (1,699,000)    (5,379,396)   (2,960,860)
DEFICIT, beginning of period             (9,466,084)   (1,818,399)    (4,908,127)     (556,539)
                                       -------------  ------------  -------------  ------------
DEFICIT, end of period                 $(10,287,523)  $(3,517,399)  $(10,287,523)   (3,517,399)
                                       =============  ============  =============  ============

LOSS PER SHARE, basic and diluted      $      (0.04)  $     (0.11)  $      (0.25)  $     (0.20)
                                       =============  ============  =============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING              21,395,319    16,105,177     21,061,557    14,953,226
                                       =============  ============  =============  ============

      The accompanying notes are an integral part of these consolidated statements.

                                CYPOST  CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (U.S. Dollars)


                                                  2000          1999
                                              ------------  ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                    $(5,379,396)  $(2,960,860)
  Add items not affecting cash
    Amortization and depreciation               2,350,394        33,211
    Net proceeds from insurance recovery         (185,171)            -
    Equity in loss of affiliate                   136,321             -
    Beneficial conversion feature               1,922,500     1,908,000
    Accrued fair value of interest expense        117,161             -
    Interest expense                                  580             -
    Gain on disposition of affiliate              (19,849)            -
                                              ------------  ------------
                                               (1,057,460)   (1,019,649)
  Change in non-cash operating accounts           401,337        74,984
                                              ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES            (656,123)     (944,665)
                                              ------------  ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of capital assets, net                (287,174)      (55,194)
  Acquisition of Hermes Net Solutions, Inc.             -      (445,112)
  Acquisition of Intouch.Internet Inc.                  -      (197,917)
  Purchase of other assets                              -       (54,220)
  Software Development                            (87,193)     (142,010)
  Acquisition of Playa Corporation               (300,000)            -
  Investment in CyPost KK                        (336,472)            -
  Proceeds from sale of Investment at CyPost KK   220,000             -
                                              ------------  ------------
NET CASH PROVIDED USED IN
  INVESTING ACTIVITIES                           (790,839)     (894,453)
                                              ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds
     Blue Heron Venture Fund, Ltd.              1,175,000     3,650,000
     Pacific Gate Capital Ltd.                    125,000             -
     CyPost KK                                    168,062             -
  Loan repayment
     Pacific Gate Capital Ltd.                   (100,000)            -
     Playa Corporation creditor                  (201,204)            -
  Sale of common stock                                  -       556,000
                                              ------------  ------------
NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                                    1,166,858     4,206,000
                                              ------------  ------------
NET INCREASE (DECREASE) IN CASH                  (280,104)    2,366,882
CASH, beginning of period                         415,779        47,212
                                              ------------  ------------
CASH, end of period                           $   135,675   $ 2,414,094
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


                                                  CYPOST  CORPORATION
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     (U.S. Dollars)

                                               Common  Stock      Additional                 Cumulative
                                            -------------------    Paid-in                   Translation
                                              Number    Amount     Capital       Deficit      Adjustment      Total
                                            ----------  -------  -----------  -------------  ------------  ------------

BALANCE, DECEMBER 31, 1999                  20,246,480   20,246    8,814,002    (4,908,127)       17,076     3,943,197
  Issued for acquisition of Internet Arena      80,558       81      239,919             -             -       240,000
  Issued for acquisition of Playa              785,455      785    2,699,215             -             -     2,700,000
  Issued for services/debt                      26,500       27       92,723             -             -        92,750
  Issued for services                          354,500      354      210,149                                   210,503
  Issued for services                           43,500       43       25,744                                    25,787
  Beneficial conversion feature on loans             -        -    1,922,500             -             -     1,922,500
  Accrued fair value of interest expense             -        -      117,161             -             -       117,161
  Deferred financing fees                            -        -       95,000             -             -        95,000
  Return of deferred financing fees                  -        -      (95,000)            -             -       (95,000)
  Cumulative translation adjustment                  -        -            -             -       (33,451)      (33,451)
  Net loss                                           -        -            -    (5,379,396)           -     (5,379,396)
                                            ----------  -------  -----------  -------------  ------------  ------------
BALANCE, SEPTEMBER 30, 2000                 21,536,993  $21,536  $14,121,413  $(10,287,523)  $   (16,375)  $ 3,839,051
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

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $10.3 million for the period from inception September 5, 1997 to September 30, 2000, has a working capital deficit at September 30, 2000, and requires additional financing for its business operations. As of September 30, 2000, the Company has $9,950,000 of funding available which can be drawn against a promissory note agreement with a lender; however, the lender has the option, at any time, to withdraw its offer to lend this amount.

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



2.   INVESTMENT  IN  CYPOST  KK

     On July 3, 2000, the Company sold all of its interest in CyPost KK to Access Media International for $220,000.

3.   LOANS

     Loan  balance  as  of  September  30,  2000  consist  of  the  following:

     Promissory  Note  -  Blue  Heron  Venture  Fund,  Ltd.        $2,050,000
     Promissory  Note  -  Pacific  Gate  Capital                       25,000
     Various  lenders  of  Playa  Corporation                         608,392
     CyPost KK loan to Playa Corporation                              168,062
     Obligations  under  capital  lease                               112,202

                                                                   ----------
                                    Total                          $2,963,656
                                                                   ----------

     During the nine months ended September 30, 2000, the Company borrowed an additional $1,175,000 pursuant to a promissory note agreement with Blue Heron Venture Fund, Ltd. The loans are unsecured, bear interest at 8% per annum and are payable on demand. The Company has accrued fair value of interest of $117,161 for the nine months ended September 30, 2000.

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

     On April 27, 2000 Blue Heron Venture Fund, Ltd. renegotiated with the Company two of the commitment letters that were available as of that date. With the renegotiation, the March 17, 1999 and July 12, 1999 debt financing commitment letters were amended to reflect a conversion price of $0.75. The following table indicates the discount to market on the amended commitment letters:

COMMITMENT DATE  AMOUNT OF COMMITMENT   SHARE CONVERSION  CLOSING SHARE PRICE   CONVERSION PRICE   DISCOUNT TO MARKET
---------------  ---------------------  ----------------  --------------------  -----------------  -------------------


April 27, 2000   $           2,000,000         2,666,667  $               1.50  $            0.75                  50%
---------------  ---------------------  ----------------  --------------------  -----------------  -------------------
April 27, 2000   $          10,000,000        13,333,333  $               1.50  $            0.75                  50%
---------------  ---------------------  ----------------  --------------------  -----------------  -------------------

    The amount of this beneficial conversion feature has been recorded as interest expense and additional paid-in capital for $1,922,500 for the nine months ended September 30, 2000.

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

5.   COMMITMENTS  AND  CONTINGENCIES

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

     Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $620,714, were incurred for the three months ended September 30, 2000, compared to $49,275 for the three months ended September 30, 1999. The increase in the above noted expenses for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 results from the Company emerging from the development stage in 1999 and commencing revenue generating activities.


     Selling, general and administrative expenses were $683,271 for the three months ended September 30, 2000 compared to $432,521 for the three months ended September 30, 1999. Selling, general and administrative expenses for the three months ended September 30, 2000 include $510,713 for salaries and benefits, $82,258 for general and administrative expenses, $53,171 for sales and marketing and $37,129 for legal and professional fees. The increase in the above noted expenses for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 results primarily from the Company emerging from the development stage in 1999, commencing revenue generating activities, and consolidating its subsidiaries.

     The Company has accrued fair value of interest of $41,210 for the three months ended September 30, 2000.

     Net loss of $821,439 for the three months ended September 30, 2000 compared to a net loss of $1,699,000 for the three months ended September 30, 1999. The decrease in net loss for the three months ended September 30, 2000 was primarily a result of a significant decrease in interest expense, partially offset by increased amortization and depreciation of the assets acquired in the fiscal year 1999, increased selling, general and administrative expenses from the consolidation of the subsidiaries and increased direct costs due to the commencement of revenue generating activities.

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

     Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $1,870,305, were incurred for the nine months ended September 30, 2000, compared to $49,275 for the nine months ended September 30, 1999. The increase in the above noted expenses for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, results from the Company emerging from the development stage in 1999 and commencing revenue generating activities.

     Selling, general and administrative expenses were $2,800,572 for the nine months ended September 30, 2000, compared to $1,167,636 for the nine months ended September 30, 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 include $1,360,778 for salaries and benefits, $842,844 for general and administrative expenses, $407,745 for legal and professional fees and $189,205 for sales and marketing. The increase in the above noted expenses for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, results primarily from the Company emerging from the development stage in 1999, commencing revenue generating activities, and consolidating its subsidiaries.

     Interest expense includes $1,922,500 for the nine months ended September 30, 2000, in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note), the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair value of the common stock, multiplied by the number of common stock into which the promissory note is convertible at the commitment date of the loan. The interest expense is a non-cash item and results in an interest in paid-in capital. The Company has accrued fair value of interest of $117,161 for the nine months ended September 30, 2000.

     Net loss of $5,379,396 for the nine months ended September 30, 2000 compared to a net loss of $2,960,860 for the nine months ended September 30, 1999. The increase in net loss for the nine months ended September 30, 2000 was primarily a result of increased selling, general and administrative expenses from the consolidation of the subsidiaries, increase of amortization and depreciation of the assets acquired in the fiscal year 1999, increased interest expense and increased direct costs due to the commencement of revenue generating activities.

Liquidity  and  Capital  Resources

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net loss for the nine months ended September 30, 2000 of $5,379,396 as compared to a net loss for the nine months ended September 30, 1999 of $2,960,860. For the nine months ended September 30, 2000, the Company had a working capital deficit of $3,715,098, which is primarily due to the loans due to Blue Heron Venture Fund, Ltd. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

     In connection with the acquisition of Playa Corporation, the Company assumed certain loans payable by Playa Corporation. As of September 30, 2000, the aggregate outstanding principal amount of the loans was $608,392, with an aggregate monthly payment of $9,703 and $355,540 due immediately. Of the $355,540 due immediately, approximately $279,031 was owed to Sagin Venture Capital. This loan is payable on demand. Since the loan is payable on demand the Company's ability to continue operations is dependent upon the willingness of Sagin Venture Capital to forbear from demanding payment. The Company believes that Sagin Venture Capital will continue to forbear payment of the loan for the immediately foreseeable future, but it is under no obligation to do so. Should Sagin Venture Capital demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loan. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable. The balance of the $355,540 is in the form of a line of credit with respect to which the Company is current in its obligations.

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

     For the nine months ended September 30, 2000, the Company recognized a loss of $136,321, which represents 55% of the net loss reported by CyPost KK for the three months ended March 31, 2000 and 63% of the net loss reported by CyPost KK for the three months ended June 30, 2000.

     The Company's cash position during the nine months ended September 30, 2000 decreased to $135,675, compared to $415,779, as of December 31, 1999, primarily attributable to the purchase of Playa Corporation and the investment in CyPost KK.

     The Company's net cash used in operating activities totaled $656,123, during the nine months ended September 30, 2000 compared to $944,665, for the nine months ended September 30, 1999.

     The Company's net cash used in investing activities totaled $790,839, during the nine months ended September 30, 2000, compared to $894,453, for the nine months ended September 30, 1999. The majority of the net cash used in investing activities during the three months ended September 30, 2000, related to the Company's acquisition of Playa Corporation.

     Software development costs during the nine months ended September 30, 2000 totaled $87,193.

     The Company's financing activities during the nine months ended September 30, 2000 included an aggregate $1,468,062 of loans provided by Blue Heron Venture Fund, Ltd., CyPost KK and Pacific Gate Capital, Ltd., compared to $3,650,000, during the nine months ended September 30, 1999, provided by Blue Heron Venture Fund, Ltd. and $556,000 which was provided through the exercise of warrants to purchase an aggregate 2,085,000 of the Company's common stock by certain individuals.


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

               2. The Company filed Amendment No. 2 on Form 8-K/A on July 24, 2000 and Amendment No. 3 on Form 8-K/A on August 28, 2000, with the Securities and Exchange Commission, to amend a Form 8-K originally filed on October 15, 1999.


               3. The Company filed a Form 8-K on October 31, 2000 and Amendment No. 1 on Form 8-K/A on November 22, 2000, to amend such Form 8-K, with the Securities and Exchange Commission.


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