Form 10QSB/A
period 2000-03-31
CYPOST CORP
filed 2001-03-16
CIK 1090659

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                 AMENDMENT NO. 3
                                       to
                                 FORM  10-QSB

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

                         PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  Financial  Statements


     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto for the period from the Company's inception through December 31, 1999 which are included in the Company's Annual Report on Form 10-KSB, as amended, previously filed with the Commission.

                                  CYPOST CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 2000 AND DECEMBER 31, 1999
                                    (U.S. Dollars)

                                                                2000          1999
                                                            ------------  ------------
                                                            (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                      $   437,004   $   415,779
  Accounts receivable-net of allowance                          315,975       233,188
  Insurance proceeds receivable                                 332,792             -
  Inventory                                                      40,123             -
  Prepaids and deposits                                         269,909       173,319
  Deferred financing fees                                        84,992             -
                                                            ------------  ------------
                                                              1,480,795       822,286
PROPERTY AND EQUIPMENT, net                                     781,372       599,582

GOODWILL AND OTHER INTANGIBLES, net                           8,117,318     5,036,785
OTHER ASSETS                                                     98,295        69,389
SOFTWARE DEVELOPMENT, net                                       182,474       139,535
                                                            ------------  ------------
                                                            $10,660,254   $ 6,667,577
                                                            ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $   870,976   $   849,300
  Accrued liabilities                                           145,076       133,937
  Loans                                                       2,877,343       875,000
  Deferred insurance proceeds                                   176,664             -
  Deferred revenue                                              739,417       626,143
  Purchase of a subsidiary                                            -       240,000
                                                            ------------  ------------
                                                              4,809,476     2,724,380
                                                            ------------  ------------
MINORITY INTEREST IN A CONSOLIDATED SUBSIDIARY                   69,694             -
SHAREHOLDERS' EQUITY
  Share capital
    Authorized
      5,000,000 preferred stock with a par value of $.001
      30,000,000 common stock with a par value of $.001
    Issued and outstanding
      Nil preferred stock
      21,138,993 common stock (1999 - 20,246,480)                21,139        20,246
  Paid-in capital                                            11,989,359     8,814,002
  Deficit                                                    (6,211,880)   (4,908,127)
  Currency translation adjustment                               (17,534)       17,076
                                                            ------------  ------------
                                                              5,781,084     3,943,197
                                                            ------------  ------------
                                                            $10,660,254   $ 6,667,577
                                                            ============  ============

    The accompanying notes are an integral part of this consolidated financial statement.

                              CYPOST CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                (U.S. Dollars)


                                                      2000          1999
                                                  ------------  ------------
REVENUE                                           $ 1,039,560   $     8,117
DIRECT COSTS                                         (620,381)            -
                                                  ------------  ------------
                                                      419,179         8,117
                                                  ------------  ------------
EXPENSES
  Selling, general and administrative               1,007,783       282,378
  Amortization and depreciation                       659,092         1,500
                                                  ------------  ------------
                                                    1,666,875       283,878
                                                  ------------  ------------
                                                   (1,247,696)     (275,761)
NET PROCEEDS FROM FIRE INSURANCE                      107,271             -
INTEREST EXPENSE
   Beneficial conversion feature                     (143,500)            -
   Accrued interest expense                           (35,784)            -
MINORITY INTEREST                                      15,956             -
                                                  ------------  ------------
NET LOSS                                           (1,303,753)     (275,761)
DEFICIT, beginning of period                       (4,908,127)     (556,539)
                                                  ------------  ------------
DEFICIT, end of period                            $(6,211,880)  $  (832,300)
                                                  ============  ============

LOSS PER SHARE, basic and diluted                 $     (0.06)  $     (0.02)
                                                  ============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        20,646,690    13,277,522
                                                  ============  ============

    The accompanying notes are an integral part of this consolidated financial statement.

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                 (U.S. Dollars)

                                                    2000         1999
                                                ------------  ----------

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                      $(1,303,753)  $(275,761)
  Add items not affecting cash
    Amortization and depreciation                   659,092       1,500
    Net proceeds from fire insurance               (107,271)
    Beneficial conversion feature                   143,500           -
    Accrued interest expense                         35,784           -
                                                ------------  ----------
                                                   (572,648)   (274,261)
  Change in non-cash operating accounts             167,449      30,500
                                                ------------  ----------
NET CASH USED IN OPERATING ACTIVITIES              (405,199)   (243,761)
                                                ------------  ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of capital assets                       (231,088)    (13,976)
  Software development                             ( 67,488)          -
  Acquisition of Playa Corporation                 (300,000)          -
                                                ------------  ----------
NET CASH PROVIDED USED IN
  INVESTING ACTIVITIES                             (598,576)    (13,976)
                                                ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds
     Blue Heron Venture Fund, Ltd.                1,025,000           -
  Sale of common stock                                    -     316,000
                                                ------------  ----------

NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                                      1,025,000     316,000
                                                ------------  ----------
NET INCREASE (DECREASE) IN CASH                      21,225      58,263
CASH, beginning of period                           415,779      47,212
                                                ------------  ----------
CASH, end of period                             $   437,004   $ 105,475
                                                ============  ==========

    The accompanying notes are an integral part of this consolidated financial statement.

                                                   CYPOST CORPORATION
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     (U.S. Dollars)

                                                         Common Stock      Additional                Cumulative
                                                     -------------------    Paid-in                  Translation
                                                       Number    Amount     Capital       Deficit     Adjustment     Total
                                                     ----------  -------  ------------  ------------  ---------  ------------
BALANCE, DECEMBER 31, 1999                           20,246,480   20,246    8,814,002    (4,908,127)    17,076     3,943,197
  Issued for acquisition of Internet Arena               80,558       81      239,919             -          -       240,000
  Issued for acquisition of Playa                       785,455      785    2,699,215             -          -     2,700,000
  Issued for services/debt                               26,500       27       92,723             -          -        92,750
  Beneficial conversion feature on loans                      -        -      143,500             -          -       143,500
  Cumulative translation adjustment                           -        -            -             -     (34,610)     (34,610)
  Net loss                                                    -        -            -    (1,303,753)         -    (1,303,753)
                                                     ----------  -------  ------------  ------------  ---------  ------------
BALANCE, MARCH 31, 2000                              21,138,993  $21,139  $11,989,359   $(6,211,880)  $(17,534)  $ 5,781,084
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


     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $6.2 million for the period from inception September 5, 1997 to March 31, 2000, has a working capital deficiency at March 31, 2000, and requires additional financing for its business operations. As of March 31, 2000, the Company has $10,100,000 of funding available, which can be drawn against by issuing a promissory note from the Company in favor of the lender; however, the lender has the option, at any time, to withdraw its offer to lend this amount.


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

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)
                                 (U.S. Dollars)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CONSOLIDATION


     The consolidated financial statements include the accounts of CyPost Corporation and its subsidiaries. The principal subsidiaries, consisting of ePost Innovations Inc., NetRover Inc., NetRover Office Inc., Hermes Net Solutions Inc., InTouch.Internet Inc. and Playa Corporation are 100% owned by CyPost Corporation and CyPost KK is 55% owned by CyPost Corporation.


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


     In connection with the Company causing CyPost KK, a Japan company, to be formed, on March 17, 2000, the Company purchased 400 shares of CyPost KK, representing 100% of the then issued and outstanding shares, for $188,870 (20,000,000 Yen), and transferred 180 of such shares, or 45% of the then issued and outstanding shares, to certain member of the management of CyPost KK in consideration of their future effort to raise additional capital for CyPost KK. The Company's Consolidated Balance Sheet at March 31, 2000 reflects deferred financing fees in the amount of $84,992 with respect to the 180 shares transferred to these individuals during the three month period ended March 31, 2000. The transferred shares have been valued at the Company's cost.

     During the three month period ended March 31, 2000, the Company loaned CyPost KK $38,876 and CyPost KK paid certain expenses on behalf of the Company in the amount of $12,457, leaving a balance of $26,419 owed by CyPost KK to the Company at March 31, 2000.


3.   LOANS

     Loan balance as of March 31, 2000 consists of the following:

     Pursuant  to  a  promissory  note               $1,900,000
     Various  lenders  of  Playa  Corporation           888,247
     Obligations  under  capital  lease                  70,165
     Various Lenders of CyPost KK                        18,931
                                                   ------------
                                    Total            $2,877,343
                                                   ------------


     During the three months ended March 31, 2000, the Company borrowed $1,025,000 pursuant to a promissory note issued by the Company in favor of Blue Heron Venture Fund, Ltd. The loans are unsecured, bear interest at 8% per annum and are payable on demand. The Company has accrued interest of $35,784 for the three months ended March 31, 2000. The lender may elect to convert the loans into shares of common stock of the Company as follows:


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


     Under the terms of the Loan Agreements, if Blue Heron Venture Fund, Ltd. converts its debt to equity, it will waive its rights to be paid interest on the loans. If Blue Heron Venture Fund, Ltd. converts its debt to equity, the Company will debit this accrued interest and credit additional paid-in capital.


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



5.   FIRE LOSS

     There was a fire at the Toronto, Ontario offices of the Company's subsidiaries, NetRover Inc. and NetRover Office Inc., on January 31, 2000. The loss suffered as a result of the fire included computer equipment, Internet computer network equipment, office furniture and leasehold improvements, which were damaged or destroyed. The net book value of the assets which were damaged or destroyed was approximately $ 8,701. The Company believes that its insurance carrier will pay the costs to replace all or substantially all of the damaged or destroyed property, a portion of the resulting lost revenue during the period that the Company did not have use of the damaged or destroyed property, and costs to purchase new "swap out" equipment to minimize interruptions to clients while damaged property was out of service being reconditioned.

     During the three months ended March 31, 2000, the Company received gross insurance proceeds of approximately $17,208 as an advance for certain expenses incurred by the Company in the immediate aftermath of the fire. No loss has been recognized for the three months ended March 31, 2000, because the Company had 100% insurance coverage beyond a $700 deductible. The Company's Consolidated Balance Sheet at March 31, 2000 includes net insurance proceeds receivable in the amount of $332,792, which amount equals gross insurance proceeds of $350,000 net of an advance in the amount of $17,208. Gross insurance proceeds receivable in the amount of $350,000 consists of approximately $200,000 for replacement equipment, approximately $100,000 for expense reimbursement and approximately $50,000 for loss of revenue.

     The Company's Consolidated Balance Sheet at March 31, 2000 includes deferred insurance proceeds in the amount of $176,664, consisting of gross insurance proceeds receivable, reduced by the amount of assets purchased and fire-related expenses incurred during the period.

     The Company's Consolidated Statements of Operations and Deficit for the period ended March 31, 2000, reflects net proceeds from fire insurance in the amount of $107,271, consisting of equipment purchased in the amount of $115,972, reduced by write off of the net book value of destroyed equipment in the amount of $8,701.

6.   COMMITMENTS AND CONTIGENCIES

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


     On March 31, 2000, The Company commenced suit in the Supreme Court of British Columbia, Vancouver Registry, (Action #S001822), against Tia Berry (the "Tia Action"), the wife of Steven Berry ("Berry"), the former President and Chief Executive Officer of the Company. In the Tia Action, the Company claims $42,516 from Tia Berry on account of monies paid to her by the Company which she was not entitled to receive. Tia Berry has filed a Statement of Defense in the Tia Action in which she alleges that the payments which she received from the Company were to reimburse her for business expenses which she had charged to her credit cards on behalf of Berry. The Tia Action has not yet been set for trial.

     On April 4, 2000, Berry commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 601448/2000), against the Company and Continental Stock Transfer Company ("Continental") (the "New York Action"). In the New York Action, Berry claimed damages for alleged conversion, fraud, breach of contract and breach of fiduciary duty all arising from the alleged wrongful Stop Transfer Order which the Company placed relating to 75,000 shares of the Company's common stock registered in Berry's name and the Company's cancellation of a further 600,000 shares (the "Contingent Shares"). The complaint in the New York Action claims damages in excess of $3 million with the precise amount to be determined at trial.

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


     Selling, general and administrative expenses were $1,007,783 for the three months ended March 31, 2000, compared to $282,378 for the three months ended March 31, 1999. Selling, general and administrative expenses for the current quarter include $427,853 for salaries and benefits, $340,624 for general and administrative expenses, $145,874 for legal and professional fees and $93,432 for sales and marketing. The increase in the above noted expenses for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, results primarily from the Company emerging from the development stage in 1999, commencing revenue generating activities, and consolidating its subsidiaries.

     Interest expense includes $143,500 for the three months ended March 31, 2000, in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note), the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into which the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair market value of the common stock, multiplied by the number of shares of common stock into which the promissory note is convertible at the commitment date of the loan. The Company has also accrued interest of $35,784 for the three months ended March 31, 2000, in respect of a promissory note issued by the Company in favor of Blue Heron Venture Fund, Ltd. These loans are unsecured, bear interest at 8% per annum and are payable on demand.

     Net loss of $1,303,753 for the three months ended March 31, 2000 compared to the net loss of $275,761 for the three months ended March 31, 1999. The increase in net loss for the three months ended March 31, 2000 was primarily a result of increased selling, general and administrative expenses from consolidation of the subsidiaries, increased amortization and depreciation of the assets acquired in the fiscal year 1999 and increased direct costs due to the commencement of revenue generating activities.

Liquidity  and  Capital  Resources

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net loss of $1,303,753 for the three months ended March 31, 2000 as compared to a net loss of $275,761 for the three months ended March 31, 1999. At March 31, 2000, the Company had a working capital deficit of $3,328,681, which is primarily due to the loans due to Blue Heron Venture Fund, Ltd. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.


     During  the  three  months  ended  March  31,  2000,  the  Company borrowed
$1,025,000 from Blue Heron Venture Fund, Ltd. These loans were made under agreements with Blue Heron Venture Fund, Ltd. under which the Company may draw up to $16 million in unsecured loans. These loans bear interest at 8% per annum and are payable on demand. They are convertible into common stock of the Company. If the outstanding principal amount of the loans of $1,900,000 at March 31, 2000 were converted, Blue Heron Venture Fund, Ltd. would be entitled to an aggregate 1,425,000 shares of the Company's common stock. Blue Heron Venture Fund, Ltd. is free to withdraw this credit facility at any time, and since the loans are payable on demand, the Company's ability to continue operations is dependent upon the willingness of Blue Heron Venture Fund, Ltd. to forbear from demanding payment. The Company believes that Blue Heron Venture Fund, Ltd. will continue to forbear payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. Should Blue Heron Venture Fund, Ltd. demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.


     In connection with the acquisition of Playa Corporation, the Company assumed certain loans payable by Playa Corporation. As of March 31, 2000, the aggregate outstanding principal amount of the loans was $888,247, with an aggregate monthly payment of $9,703 and $584,512 due immediately. Of the $584,512 due immediately, approximately $284,457 was owed to Sagin Venture Capital. This loan is payable on demand. Since the loan is payable on demand the Company's ability to continue operations is dependent upon the willingness of Sagin Venture Capital to forbear from demanding payment. The Company believes that Sagin Venture Capital will continue to forbear payment of the loan for the immediately foreseeable future, but it is under no obligation to do so. Should Sagin Venture Capital demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loan. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable. The balance of the $584,512 is in the form of a line of credit with respect to which the Company is current in its obligations.

     In connection with the Company causing CyPost KK, a Japan company, to be formed, on March 17, 2000, the Company purchased 400 shares of CyPost KK, representing 100% of the then issued and outstanding shares, for $188,870 (20,000,000 Yen), and transferred 180 of such shares, or 45% of the then issued and outstanding shares, to certain member of the management of CyPost KK in consideration of their future effort to raise additional capital for CyPost KK. The Company's Consolidated Balance Sheet at March 31, 2000 reflects deferred financing fees in the amount of $84,992 with respect to the 180 shares transferred to these individuals during the three month period ended March 31, 2000. The transferred shares have been valued at the Company's cost.

     On May 5, 2000, the Company purchased an additional 400 shares of CyPost KK from CyPost KK for $184,915 (20,000,000 Yen). The Company funded this purchase with the dollar equivalent of 11,500,000 Yen from its own funds (with respect to 230 shares) and $78,589 (8,500,000 Yen) in the form of a loan from these certain members of CyPost KK management to the Company (with respect to the remaining 170 shares). Of the 400 shares purchased by the Company on such date, the Company transferred 180 shares to these individuals in consideration of their future effort to raise additional capital for CyPost KK. The Company's Consolidated Balance Sheet at June 30, 2000 reflects deferred financing fees in the amount of $168,204 with respect to the aggregate 360 shares transferred to these individuals during the six month period ended June 30, 2000. The transferred shares have been valued at the Company's cost. The $78,589 loan is reflected on the Company's Consolidated Balance Sheet at June 30, 2000 as a component of loans. As a result of acquiring a net additional 220 shares of CyPost KK, the Company maintained its 55% ownership in CyPost KK.

     On May 22, 2000, Access Media International, a company which is not affiliated with the Company, purchased 200 shares of CyPost KK from CyPost KK for 10,000,000 Yen, resulting in a reduction of the Company's interest in Cypost KK to 44%.

     All 360 shares of CyPost KK stock which were transferred by the Company to these individuals were specifically intended to compensate them solely with respect to equity financing activities and were contingent upon their ability to raise additional equity financing in Japan for CyPost KK. Because these individuals were not able to raise such additional financing, no portion of the 360 shares were earned.

     In part because these individuals were ultimately not able to arrange such financing, the Company decided to sell its entire interest in CyPost KK. On July 12, 2000, the Company sold all 630 shares it then owned in CyPost KK to Access Media International for $220,000, resulting in a gain of $36,202.

     In connection with the sale by the Company of its entire interest in CyPost KK to Access Media International, on July 3, 2000 these certain members of CyPost KK management (i) returned to the Company 190 shares of the CyPost KK stock that the Company had previously transferred to them, consisting of the 180 shares transferred to them by the Company in March 2000 and 10 shares transferred to them by the Company in May 2000; (iii) canceled the $78,589 loans made by them to the Company in May 2000 to purchase 170 of the shares; and (iii) retained those 170 shares purchased by the Company, for which the purchase price was $78,589. Upon the return of the 190 shares to the Company, the Company reversed deferred financing fees in the aggregate amount of $168,204 and reversed the $78,589 loan payable.

     During the three month period ended March 31, 2000, the Company loaned CyPost KK $38,876 and CyPost KK paid certain expenses on behalf of the Company in the amount of $12,457, leaving a balance of $26,419 owed by CyPost KK to the Company at March 31, 2000. During the three month period ended June 30, 2000, the Company loaned CyPost KK $25,888 and CyPost KK paid certain expenses on behalf of the Company in the amount of $13,085, leaving a balance of $39,222 owed by CyPost KK to the Company at June 30, 2000.

     In connection with the sale by the Company of all of its interest in CyPost KK, the Company canceled the net outstanding balance of $39,222 in loans made by the Company to CyPost KK and CyPost KK canceled $39,222 in loans made by CyPost KK to Playa Corporation, leaving a balance of $168,062 owed by Playa Corporation to CyPost KK. This loan bears interest at 5.5% per annum and is payable in 60 monthly installments beginning January 15, 2001. The Company is not current in its payments to CyPost KK.

     Despite the fact that there was a brief period of time during which the Company owned less than a majority of the voting shares of CyPost KK (May 22, 2000 through July 3, 2000), the Company owned a majority interest for most of the period from formation of CyPost KK through June 30, 2000 and therefore had the ability to control its operations. The Company has reflected its share of the loss of CyPost KK at 55% for the period from formation of CyPost KK through March 31, 2000, and 50%, which represents the weighted average of ownership, for the three-month period ended June 30, 2000. Had the Company reflected the amounts of revenue, cost of revenue and expenses on a consolidation method for the period from April 1, 2000 through May 22, 2000 and an equity method for the period from May 22, 2000 through June 30, 2000, the impact on the consolidated financial statements would not have been material.

     The Company's cash position during the three months ended March 31, 2000 increased to $437,004, compared to $415,779 as of December 31, 1999, primarily attributable to additional loan proceeds from Blue Heron Venture Fund, Ltd.

     The Company's net cash used in operating activities during the three months ended March 31, 2000 totaled $405,199, compared to $243,761 for the three months ended March 31, 1999.

     The Company's net cash used in investing activities during the three months ended March 31, 2000 totaled $598,576, compared to $13,976 for the three months ended March 31, 1999. The majority of the net cash used in investing activities during the three months ended March 31, 2000 related to the Company's acquisition of Playa Corporation and the investment in CyPost KK.


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


     On March 31, 2000, The Company commenced suit in the Supreme Court of British Columbia, Vancouver Registry, (Action #S001822), against Tia Berry (the "Tia Action"), the wife of Steven Berry ("Berry"), the former President and Chief Executive Officer of the Company. In the Tia Action, the Company claims $42,516 from Tia Berry on account of monies paid to her by the Company which she was not entitled to receive. Tia Berry has filed a Statement of Defense in the Tia Action in which she alleges that the payments which she received from the Company were to reimburse her for business expenses which she had charged to her credit cards on behalf of Berry. The Tia Action has not yet been set for trial.

     On April 4, 2000, Berry commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 601448/2000), against the Company and Continental Stock Transfer Company ("Continental") (the "New York Action"). In the New York Action, Berry claimed damages for alleged conversion, fraud, breach of contract and breach of fiduciary duty all arising from the alleged wrongful Stop Transfer Order which the Company placed relating to 75,000 shares of the Company's common stock registered in Berry's name and the Company's cancellation of a further 600,000 shares (the "Contingent Shares"). The complaint in the New York Action claims damages in excess of $3 million with the precise amount to be determined at trial.


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



                                      CyPost  Corporation
                                      ------------------------
                                      (Registrant)



Date:  March 16, 2001              By:  /s/  Robert  Sendoh
                                      ------------------------
                                      Chairman