Form 10QSB/A
period 2000-06-30
CYPOST CORP
filed 2001-03-16
CIK 1090659

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549


                                 AMENDMENT NO. 3
                                 ---------------
                                       to


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

                                  CYPOST CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 2000 AND DECEMBER 31, 1999
                                    (U.S. Dollars)


                                                                2000          1999
                                                            ------------  ------------
                                                             (Unaudited)   (Audited)
ASSETS
CURRENT ASSETS
  Cash                                                      $   251,072   $   415,779
  Accounts receivable-net of allowance                          410,835       233,188
  Insurance proceeds receivable                                 147,337             -
  Prepaids and deposits                                         245,731       173,319
  Deferred financing fees                                       168,204             -
                                                            ------------  ------------
                                                              1,223,179       822,286
PROPERTY AND EQUIPMENT, net                                     755,117       599,582

GOODWILL AND OTHER INTANGIBLES, net                           7,353,877     5,036,785

OTHER ASSETS                                                     65,409        69,389
SOFTWARE DEVELOPMENT, net                                       166,615       139,535
                                                            ------------  ------------
                                                            $ 9,564,197   $ 6,667,577
                                                            ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $   984,764   $   849,300
  Accrued liabilities                                           376,412       133,937
  Loans                                                       2,975,896       875,000
  Deferred insurance proceeds                                   107,271             -
  Deferred revenue                                              680,028       626,143
  Purchase of Internet Arena                                          -       240,000
                                                            ------------  ------------
                                                              5,124,371     2,724,380
                                                            ------------  ------------
MINORITY INTEREST IN A CONSOLIDATED SUBSIDIARY                  152,663             -
SHAREHOLDERS' EQUITY
  Share capital
    Authorized
      5,000,000 preferred stock with a par value of $.001
      30,000,000 common stock with a par value of $.001
    Issued and outstanding
      Nil preferred stock
      21,138,993 common stock (1999- 20,246,480)                 21,139        20,246
  Paid-in capital                                            13,773,359     8,814,002
  Deficit                                                    (9,494,708)   (4,908,127)
  Currency translation adjustment                               (12,627)       17,076
                                                            ------------  ------------
                                                              4,287,163     3,943,197
                                                            ------------  ------------
                                                            $ 9,564,197   $ 6,667,577
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

                                            CYPOST CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                  FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                (UNAUDITED)
                                              (U.S. Dollars)

                                          Three  Months  Ended         Six  Months  Ended
                                               June  30,                   June  30,
                                       --------------------------  --------------------------
                                           2000          1999          2000          1999
                                       ------------  ------------  ------------  ------------
REVENUE                                $ 1,354,745   $     3,475  $  2,394,305   $    11,592
DIRECT COSTS                              (676,546)            -     (1,296,927)           -
                                       ------------  ------------  ------------  ------------
                                           678,199         3,475     1,097,378        11,592
                                       ------------  ------------  ------------  ------------
EXPENSES
  Selling, general and administrative    1,403,834       452,737     2,411,617       735,115
  Amortization and depreciation            847,556         6,837     1,506,648         8,337
                                       ------------  ------------  ------------  ------------
                                         2,251,390       459,574     3,918,265       743,452
                                       ------------  ------------  ------------  ------------
                                        (1,573,191)     (456,099)   (2,820,887)     (731,860)
NET PROCEEDS FROM FIRE INSURANCE            22,274              -      129,545             -
INTEREST EXPENSE
  Beneficial conversion feature         (1,784,000)     (530,000)   (1,927,500)     (530,000)
  Accrued interest expense                 (40,167)            -       (75,951)            -
  Interest expense                            (444)            -          (444)            -
MINORITY INTEREST                           92,700             -       108,656             -
                                       ------------  ------------  ------------  ------------
NET LOSS                                (3,282,828)     (986,099)   (4,586,581)   (1,261,860)
DEFICIT, beginning of period            (6,211,880)     (832,300)   (4,908,127)     (556,539)
                                       ------------  ------------  ------------  ------------
DEFICIT, end of period                 $(9,494,708)  $(1,818,399)  $(9,494,708)  $(1,818,399)
                                       ============  ============  ============  ============

LOSS PER SHARE, basic and diluted      $     (0.16)  $     (0.06)  $     (0.22)  $     (0.05)
                                       ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             21,138,993    14,459,390    20,892,842    13,868,456
                                       ============  ============  ============  ============

   The accompanying notes are an integral part of these consolidated statements.

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (U.S. Dollars)


                                              2000          1999
                                          ------------  ------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                $(4,586,581)  $(1,261,860)
  Add items not affecting cash
    Amortization and depreciation           1,506,648         8,337
    Net proceeds from fire insurance         (129,545)            -
    Beneficial conversion feature           1,927,500       530,000
    Accrued interest expense                   75,951             -
                                          ------------  ------------
                                           (1,206,027)     (723,523)
  Change in non-cash operating accounts       348,308       158,428
                                          ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES        (857,719)     (565,095)
                                          ------------  ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of capital assets, net            (266,130)      (21,025)
  Purchase of other assets                          -        15,257
    Software development                      (74,447)      (27,671)
    Acquisition of Playa Corporation         (300,000)     (643,029)
                                          ------------  ------------
NET CASH PROVIDED USED IN
  INVESTING ACTIVITIES                       (640,577)     (676,468)
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loan proceeds
     Blue Heron Venture Fund, Ltd.          1,175,000       900,000
     Pacific Gate Capital Ltd.                 80,000             -
     CyPost KK management                      78,589             -
  Sale of common stock                              -       556,000
                                          ------------  ------------
NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                                1,333,589     1,456,000
                                          ------------  ------------
NET INCREASE (DECREASE) IN CASH              (164,707)      214,437
CASH, beginning of period                     415,779        47,212
                                          ------------  ------------
CASH, end of period                       $   251,072   $   261,649
                                          ============  ============

   The accompanying notes are an integral part of these consolidated statements.

                                                     CYPOST CORPORATION
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (U.S. Dollars)


                                                    Common  Stock     Additional                 Cumulative
                                                -------------------    Paid-in                   Translation
                                                  Number    Amount     Capital       Deficit      Adjustment      Total
                                                ----------  -------  ------------  ------------  ------------  ------------
BALANCE, DECEMBER 31, 1999 (audited)            20,246,480   20,246    8,814,002    (4,908,127)       17,076     3,943,197
  Issued for acquisition of Internet Arena          80,558       81      239,919             -             -       240,000
  Issued for acquisition of Playa                  785,455      785    2,699,215             -             -     2,700,000
  Issued for services/debt                          26,500       27       92,723             -             -        92,750
  Beneficial conversion feature on loans                 -        -    1,927,500             -             -     1,927,500
  Cumulative translation adjustment                      -        -            -             -       (29,703)      (29,703)
  Net loss                                               -        -            -    (4,586,581)            -    (4,586,581)
                                                ----------  -------  ------------  ------------  ------------  ------------
BALANCE, JUNE 30, 2000 (UNAUDITED)              21,138,993  $21,139  $13,773,359   $(9,494,708)  $   (12,627)  $ 4,287,163
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


     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $9.5 million for the period from inception September 5, 1997 to June 30, 2000, has a working capital deficit at June 30, 2000, and requires additional financing for its business operations. As of June 30, 2000, the Company has $9,950,000 of funding available which can be drawn against by issuing a promissory note from the Company in favor of the lender; however, the lender has the option, at any time, to withdraw its offer to lend this amount.


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


     CONSOLIDATION

The consolidated financial statements include the accounts of CyPost Corporation and its subsidiaries. The principal subsidiaries, consisting of ePost Innovations Inc., NetRover Inc., NetRover Office Inc., Hermes Net Solutions Inc., InTouch.Internet Inc. and Playa Corporation are 100% owned by CyPost Corporation and CyPost KK was 44% owned by CyPost Corporation at June 30, 2000.

2.   ACQUISITIONS

     On May 5, 2000, the Company purchased an 400 shares of CyPost KK from CyPost KK for $184,915 (20,000,000 Yen). The Company funded this purchase with the dollar equivalent of 11,500,000 Yen from its own funds (with respect to 230 shares) and $78,589 (8,500,000 Yen) in the form of a loan from these certain members of CyPost KK management to the Company (with respect to the remaining 170 shares). Of the 400 shares purchased by the Company on such date, the Company transferred 180 shares to these individuals in consideration of their future effort to raise additional capital for CyPost KK. The Company's Consolidated Balance Sheet at June 30, 2000 reflects deferred financing fees in the amount of $168,204 with respect to the aggregate 360 shares transferred to these individuals during the six month period ended June 30, 2000. The transferred shares have been valued at the Company's cost. The $78,589 loan is reflected on the Company's Consolidated Balance Sheet at June 30, 2000 as a component of Loans. As a result of acquiring a net additional 220 shares of CyPost KK, the Company maintained its 55% ownership in CyPost KK.

     On May 22, 2000, Access Media International, a company which is not affiliated with the Company, purchased 200 shares of CyPost KK from CyPost KK for 10,000,000 Yen, resulting in a reduction of the Company's interest in Cypost KK to 44%.

     All 360 shares of CyPost KK stock which were transferred by the Company to these individuals were specifically intended to compensate them solely with respect to equity financing activities and were contingent upon t heir ability to raise additional equity financing in Japan for CyPost KK. Because these individuals were not able to raise such additional financing, no portion of the 360 shares were earned.

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

3.   LOANS

     Loan balance as of June 30, 2000 consist of the following:

     Promissory  Note  -  Blue  Heron  Venture  Fund,  Ltd.        $2,050,000
     Promissory  Note  -  Pacific  Gate  Capital                       80,000
     Various  lenders  of  Playa  Corporation                         651,186
     CyPost KK management                                              78,589
     Obligations  under  capital  lease                               116,121
                                                                   ----------
                                    Total                          $2,975,896
                                                                   ----------

     During the six months ended June 30, 2000, the Company borrowed $1,175,000 pursuant to a promissory note issued by the Company in favor of Blue Heron Venture Fund, Ltd. The loans are unsecured, bear interest at 8% per annum and are payable on demand. The Company has accrued interest of $75,951 for the six months ended June 30, 2000. The lender may elect to convert the loans into shares of common stock of the Company as follows:

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


     On April 27, 2000, the Company renegotiated the conversion share price of its loan facilities with Blue Heron Venture Fund, Ltd. The conversion feature with respect to the loan facility in the amount of $2,000,000 was reduced from $1.33 per share to $.75 per share, and the conversion feature with respect to the loan facility in the amount of $10,000,000 was reduced from $2.67 per share to $.75 per share.

                                                                       Share
                                                                         of      Beneficial
                           Amount       Fair      Exercise  Intrinsic   Common    Conversion
                          Advanced      Value       Price     Value      Stock     Feature
                         ----------  ---------  ---------  ---------  ---------  ----------
Prior to 2000          $  875,000  $    1.50  $    0.75  $    0.75    1,166,667  $  875,000

First quarter 2000     $1,025,000  $    1.50  $    0.75  $    0.75    1,366,667  $1,025,000

Second quarter 2000    $  100,000  $    1.50  $    0.75  $    0.75      133,333  $  100,000
                       $   50,000  $    1.50  $    0.75  $    0.75       66,667  $   50,000
                                                                                 $2,050,000

Beneficial conversion feature recognized in 1999                                   (122,500)
Beneficial conversion feature recognized in first quarter 2000                     (143,500)
Additional beneficial conversion feature as a result of renegotiation
for the three months ended June 30, 2000                                          $1,784,000

The amount of this beneficial conversion feature has been recorded as interest expense and additional paid-in capital of $1,927,500 for the six months ended June 30, 2000.

4.   NET  PROCEEDS  FROM  FIRE  LOSS

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

     During the three months ended June 30, 2000, the Company received gross insurance proceeds of approximately $185,460 in partial settlement of its claim. No loss has been recognized for the three months ended June 30, 2000, because the Company had 100% insurance coverage beyond a $700 deductible. The Company's Consolidated Balance Sheet at June 30, 2000 includes net insurance proceeds receivable in the amount of $147,337, which amount equals gross insurance proceeds of $350,000, net of an advance in the amount of $17,208 in the three months ended March 31, 2000 and $185,460 received during the three months ended June 30, 2000. Gross insurance proceeds receivable in the amount of $350,000 consists of approximately $200,000 for replacement equipment, approximately $100,000 for expense reimbursement and approximately $50,000 for loss of revenue.

     The Company's Consolidated Balance Sheet at June 30, 2000 includes deferred insurance proceeds in the amount of $107,271, consisting of gross insurance proceeds receivable, reduced by the amount of assets purchased and fire-related expenses incurred during the period.

     The Company's Consolidated Statements of Operations and Deficit for the period ended June 30, 2000, reflects net proceeds from fire insurance in the amount of $129,545 consisting of equipment purchased in the amount of $138,246, reduced by write off of the net book value of destroyed equipment in the amount of $8,701.

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

     On August 17, 2000, the Company issued an aggregate 43,500 shares of its common stock to six people at the closing price of $0.5938 per share on July 25, 2000 in consideration for their providing consulting work to the Company from April 1, 2000 through June 30, 2000. These services at June 30, 2000, $25,787, were equal the value of the shares issued.

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

Results  of  Operations  for  the  Three  Months  Ended  June  30,  2000


      Substantially all of the Company's revenue was earned from its ISP operations during the three months ended June 30, 2000. These revenues are attributable virtually entirely to the operations of the five (5) Internet service provider companies (Hermes Net Solutions Inc., Intouch.Internet Inc., NetRover Inc., Connect Northwest and Internet Arena) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $1,354,745 for the three month ended June 30, 2000 compared to $3,475 for the three months ended June 30, 1999.

      Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $676,546, were incurred for the three months ended June 30, 2000. The Company did not incur direct costs for the three months ended June 30, 1999 due to the Company not having acquired any Internet Service Providers until the end of the second quarter of 1999.

     Selling, general and administrative expenses were $1,403,834 for the three months ended June 30, 2000, compared to $452,737 for the three months ended June 30, 1999. Selling, general and administrative expenses for the current quarter include $590,840 for salaries and benefits, $489,923 for general and administrative expenses, $280,469 for legal and professional fees and $42,602 for sales and marketing. The increase in the above noted expenses for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 results primarily from the Company emerging from the development stage in 1999, commencing revenue generating activities and consolidating its subsidiaries.

     Interest expense includes $1,784,000 for the three months ended June 30, 2000, in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note), the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair market value of the common stock, multiplied by the number of shares of common stock into which the promissory note is convertible at the commitment date of the loan. The Company has also accrued interest of $40,167 for the three months ended June 30, 2000, in respect of a promissory note issued by the Company in favor of Blue Heron Venture Fund, Ltd. These loans are unsecured, bear interest at 8% per annum and are payable on demand.

     Net loss of $3,282,828 for the three months ended June 30, 2000 compared to a net loss of $986,099 for the three months ended June 30, 1999. The increase in net loss for the three months ended June 30, 2000 was primarily a result of increased selling, general and administrative expenses from the consolidation of the subsidiaries, increased interest expense, increased amortization and depreciation of the assets acquired in the fiscal year 1999 and increased direct costs due to the commencement of revenue generating activities.

Results  of  Operations  for  the  Six  Months  Ended  June  30,  2000

     Substantially all of the Company's revenue was earned from its ISP operations during the six months ended June 30, 2000. These revenues are attributable virtually entirely to the operations of the five (5) Internet service provider companies (Hermes Net Solutions Inc., Intouch.Internet Inc., NetRover Inc., Connect Northwest and Internet Arena) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $2,394,305 for the six months ended June 30, 2000 compared to $11,592 for the six months ended June 30, 1999.

     Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $1,296,927, were incurred for the six months ended June 30, 2000. The Company did not incur direct costs for the six months ended June 30, 1999 due to the Company not having acquired any Internet Service Providers until the end of the second quarter of 1999.

     Selling, general and administrative expenses were $2,411,617 for the six months ended June 30, 2000, compared to $735,115 for the six months ended June 30, 1999. Selling, general and administrative expenses for the six months ended June 30, 2000 include $1,027,757 for salaries and benefits, $820,408 for general and administrative expenses, $427,418 for legal and professional fees and $136,034 for sales and marketing. The increase in the above noted expenses for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 results primarily from the Company emerging from the development stage in 1999, commencing revenue generating activities, and consolidating its subsidiaries.

     Interest expense includes $1,927,500 for the six months ended June 30, 2000, in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note), the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair market value of the common stock, multiplied by the number of shares of common stock into which the promissory note is convertible at the commitment date of the loan. The Company has also accrued interest of $75,951 for the six months ended June 30, 2000, in respect of a promissory note issued by the Company in favor of Blue Heron Venture Fund, Ltd. These loans are unsecured, bear interest at 8% per annum and are payable on demand.

     Net loss of $4,586,581 for the six months ended June 30, 2000 compared to a net loss of $1,261,860 for the six months ended June 30, 1999. The increase in net loss for the six months ended June 30, 2000 was primarily a result of increased selling, general and administrative expenses from the consolidation of the subsidiaries, increased interest expense, increased amortization and depreciation of the assets acquired in the fiscal year 1999 and increased direct costs due to the commencement of revenue generating activities.

Liquidity  and  Capital  Resources

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net loss for the six months ended June 30, 2000 of $4,586,581 as compared to a net loss for the six months ended June 30, 1999 of $1,261,860. For the six months ended June 30, 2000, the Company had a working capital deficit of $3,901,192, which is primarily due to the loans due to Blue Heron Venture Fund, Ltd. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

     During the six months ended June 30, 2000, the Company borrowed $1,175,000 from Blue Heron Venture Fund, Ltd. These loans were made under agreements with Blue Heron Venture Fund, Ltd. under which the Company may draw up to $16 million in unsecured loans. These loans bear interest at 8% per annum and are payable on demand. They are convertible into common stock of the Company. On April 27, 2000, the Company renegotiated the conversion share price of its loan facilities with Blue Heron Venture Fund, Ltd. The conversion feature with respect to the loan facility in the amount of $2,000,000 was reduced from $1.33 per share to $.75 per share, and the conversion feature with respect to the loan facility in the amount of $10,000,000 was reduced from $2.67 per share to $.75 per share. If the outstanding principal amount of the loans of $2,050,000 as of June 30, 2000 were converted, Blue Heron Venture Fund, Ltd. would be entitled to an aggregate 2,733,333 shares of the Company's common stock. Blue Heron Venture Fund, Ltd. is free to withdraw this credit facility at any time, and since the loans are payable on demand the Company's ability to continue operations is dependent upon the willingness of Blue Heron Venture Fund, Ltd. to forbear from demanding payment. The Company believes that Blue Heron Venture Fund, Ltd. will continue to forbear payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. Should Blue Heron Venture Fund, Ltd. demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.


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

     The Company's cash position during the six months ended June 30, 2000 decreased to $251,072, compared to $415,779 as of December 31, 1999, primarily attributable to the purchase of Playa Corporation.

     The Company's net cash used in operating activities totaled $857,719 during the six months ended June 30, 2000, compared to $565,095 during the six months ended June 30, 1999.

     The Company's net cash used in investing activities totaled $640,577 during the six months ended June 30, 2000, compared to $676,468 during the six months ended June 30, 1999. The majority of the net cash used in investing activities during the three months ended June 30, 2000 related to the Company's acquisition of Playa Corporation.

     Software development costs during the six months ended June 30, 2000 totaled $74,447.

     The Company's financing activities during the six months ended June 30, 2000 included an aggregate $1,333,589 of loans provided by Blue Heron Venture Fund, Ltd., CyPost KK management and Pacific Gate Capital Ltd., compared to the six months ended June 30, 1999 of $900,000 of loans provided by Blue Heron Venture Fund, Ltd. and $556,000 which was provided through the exercise of warrants to purchase an aggregate 2,085,000 shares of the Company's common stock by certain individuals.

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


     On August 17, 2000, the Company issued an aggregate 43,500 shares of its common stock to six people for their providing consulting work to the Company from April 1, 2000 through June 30, 2000. These shares were issued pursuant to the exemption from registration contained in Section4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.


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

                                       CYPOST  CORPORATION
                                       -----------------------------

                                       (REGISTRANT)

DATE:  March 16, 2001                BY:  /S/  ROBERT  SENDOH
                                        ----------------------------
                                             ROBERT  SENDOH
                                                CHAIRMAN