Form 10QSB/A
period 2000-09-30
CYPOST CORP
filed 2001-03-16
CIK 1090659

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

                                   CYPOST  CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                     (U.S. Dollars)

                                                                2000           1999
                                                            -------------  ------------
                                                             (Unaudited)     (Audited)
                                         ASSETS

CURRENT ASSETS
  Cash                                                      $    135,675   $   415,779
  Accounts receivable                                            404,956       233,188
  Insurance proceeds receivable                                  100,275             -
  Prepaids and deposits                                          184,350       173,319
                                                            -------------  ------------
                                                                 825,256       822,286
PROPERTY AND EQUIPMENT, net                                      767,346       599,582

GOODWILL AND OTHER INTANGIBLES, net                            6,590,431     5,036,785

OTHER ASSETS                                                      43,042        69,389
SOFTWARE DEVELOPMENT, net                                        153,330       139,535
                                                            -------------  ------------
                                                            $  8,379,405   $ 6,667,577
                                                            =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $    827,650   $   849,300
  Accrued liabilities                                            175,667       133,937
  Loans                                                        2,963,656       875,000
  Deferred insurance proceeds                                     51,644             -
  Deferred revenue                                               635,391       626,143
  Purchase of Internet Arena                                           -       240,000
                                                            -------------  ------------
                                                               4,654,008     2,724,380
                                                            -------------  ------------
SHAREHOLDERS' EQUITY
  Share capital
    Authorized
      5,000,000 preferred stock with a par value of $.001
      30,000,000 common stock with a par value of $.001
    Issued and outstanding
      Nil preferred stock
      21,536,993-2000 common stock (20,246,480-1999)              21,536        20,246
  Paid-in capital                                             14,009,252     8,814,002
  Deficit                                                    (10,299,794)   (4,908,127)
  Currency translation adjustment                                ( 5,597)       17,076
                                                            -------------  ------------
                                                               3,725,397     3,943,197
                                                            -------------  ------------
                                                            $  8,379,405   $ 6,667,577
                                                            =============  ============

  The accompanying notes are an integral part of these consolidated statements.

                                  CYPOST  CORPORATION
                   CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  DEFICIT
FOR  THE  THREE  MONTHS  ENDED  AND  NINE  MONTHS  ENDED  SEPTEMBER  30,  2000  AND  1999
                                          (UNAUDITED)

                                         (U.S. Dollars)


                                           Three  Months  Ended        Nine  Months  Ended
                                              September  30,              September  30,
                                       ---------------------------  ---------------------------
                                           2000           1999          2000           1999
                                       -------------  ------------  -------------  ------------
REVENUE                                $  1,292,162   $   185,670   $  3,686,467   $   197,262
DIRECT COSTS                               (620,714)       49,275     (1,917,641)       49,275
                                       -------------  ------------  -------------  ------------
                                            671,448       136,395      1,768,826       147,987
                                       -------------  ------------  -------------  ------------
EXPENSES
  Selling, general and administrative       683,271       432,521      3,094,888     1,167,636
  Amortization and depreciation             843,746        24,874      2,350,394        33,211
                                       -------------  ------------  -------------  ------------
                                          1,527,017       457,395      5,445,282     1,200,847
                                       -------------  ------------  -------------  ------------
                                           (855,569)     (321,000)    (3,676,456)   (1,052,860)
NET PROCEEDS FROM FIRE INSURANCE             55,627             -        185,172             -
GAIN ON SALE OF INVESTMENT ON CYPOST KK      36,202             -         36,202             -
INTEREST EXPENSE
  Beneficial conversion feature                   -    (1,378,000)    (1,927,500)   (1,908,000)
  Accrued interest expense                  (41,210)            -       (117,161)            -
  Interest expense                             (136)            -           (580)            -
MINORITY INTEREST                                 -             -        108,656             -
                                       -------------  ------------  -------------  ------------
NET LOSS                                 (  805,086)   (1,699,000)    (5,391,667)   (2,960,860)
DEFICIT, beginning of period             (9,494,708)   (1,818,399)    (4,908,127)     (556,539)
                                       -------------  ------------  -------------  ------------
DEFICIT, end of period                 $(10,299,794)  $(3,517,399)  $(10,299,794)   (3,517,399)
                                       =============  ============  =============  ============

LOSS PER SHARE, basic and diluted      $      (0.04)  $     (0.11)  $      (0.26)  $     (0.20)
                                       =============  ============  =============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING              21,395,319    16,105,177     21,061,557    14,953,226
                                       =============  ============  =============  ============

   The accompanying notes are an integral part of these consolidated statements.

                                CYPOST  CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (U.S. Dollars)


                                                  2000          1999
                                              ------------  ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                    $(5,391,667)  $(2,960,860)
  Add items not affecting cash
    Amortization and depreciation               2,350,394        33,211
    Net proceeds from fire insurance             (185,172)            -
    Beneficial conversion feature               1,927,500     1,908,000
    Accrued interest expense                      117,161             -
    Gain on sale of investment on CyPost KK        36,202             -
                                              ------------  ------------
                                               (1,145,582)   (1,019,649)
  Change in non-cash operating accounts            86,710        74,984
                                              ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES          (1,058,872)     (944,665)
                                              ------------  ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of capital assets, net                (332,628)      (55,194)
  Acquisition of Hermes Net Solutions, Inc.             -      (445,112)
  Acquisition of Intouch.Internet Inc.                  -      (197,917)
  Purchase of other assets                              -       (54,220)
  Software Development                            (87,193)     (142,010)
  Acquisition of Playa Corporation               (300,000)            -
  Proceeds from sale of Investment in CyPost KK   220,000             -
                                              ------------  ------------
NET CASH PROVIDED USED IN
  INVESTING ACTIVITIES                           (499,821)     (894,453)
                                              ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds
     Blue Heron Venture Fund, Ltd.              1,175,000     3,650,000
     Pacific Gate Capital Ltd.                    125,000             -
     CyPost KK management                          78,589             -
  Loan repayment
     Pacific Gate Capital Ltd.                   (100,000)            -
  Sale of common stock                                  -       556,000
                                              ------------  ------------
NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                                    1,278,589     4,206,000
                                              ------------  ------------
NET INCREASE (DECREASE) IN CASH                  (280,104)    2,366,882
CASH, beginning of period                         415,779        47,212
                                              ------------  ------------
CASH, end of period                           $   135,675   $ 2,414,094
                                              ============  ============

  The accompanying notes are an integral part of these consolidated statements.

                                                  CYPOST  CORPORATION
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     (U.S. Dollars)

                                               Common  Stock      Additional                 Cumulative
                                            -------------------    Paid-in                   Translation
                                              Number    Amount     Capital       Deficit      Adjustment      Total
                                            ----------  -------  -----------  -------------  ------------  ------------
BALANCE, DECEMBER 31, 1999                  20,246,480   20,246    8,814,002    (4,908,127)       17,076     3,943,197
  Issued for acquisition of Internet Arena      80,558       81      239,919             -             -       240,000
  Issued for acquisition of Playa              785,455      785    2,699,215             -             -     2,700,000
  Issued for services/debt                      26,500       27       92,723             -             -        92,750
  Issued for services                          354,500      354      210,149                                   210,503
  Issued for services                           43,500       43       25,744                                    25,787
  Beneficial conversion feature on loans             -        -    1,927,500             -             -     1,927,500
  Cumulative translation adjustment                  -        -            -             -       (22,673)      (22,673)
  Net loss                                           -        -            -    (5,391,667)           -     (5,391,667)
                                            ----------  -------  -----------  -------------  ------------  ------------
BALANCE, SEPTEMBER 30, 2000                 21,536,993  $21,536  $14,009,252  $(10,299,794)  $   ( 5,597)  $ 3,725,397
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

CONSOLIDATION

     The consolidated financial statements include the accounts of CyPost Corporation and its subsidiaries. The principal subsidiaries, consisting of ePost Innovations Inc., NetRover Inc., NetRover Office Inc., Hermes Net Solutions Inc., InTouch.Internet Inc. and Playa Corporation are 100% owned by CyPost Corporation.

2.   SALE  OF  INVESTMENT  ON  CYPOST  KK

     On July 12, 2000, the Company sold all 630 shares it then owned in CyPost KK to Access Media International for $220,000, resulting in a gain of $36,202. In part because certain members of CyPost KK management were ultimately not able to arrange equity financing, the Company decided to sell its entire interest in CyPost KK.

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

     Also in connection with the sale by the Company of all of its interest in CyPost KK, the Company canceled the net outstanding balance of $39,222 in loans made by the Company to CyPost KK and CyPost KK canceled $39,222 in loans made by CyPost KK to Playa Corporation, leaving a balance of $168,062 owed by Playa Corporation to CyPost KK. This loan bears interest at 5.5% per annum and is payable in 60 monthly installments beginning January 15, 2001. The Company is not current in its payments to CyPost KK.

     For the three months ended September 30, 2000, the Company did not reflect its share of consolidated loss in CyPost KK because of the brief duration of ownership during that period. Had the Company reflected its shares of consolidated loss in CyPost KK, the impact on the consolidated financial statements would not have been material.

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
                                                                   ----------

     During the nine month period ended September 30, 2000, the Company borrowed $1,175,000 pursuant to a promissory note issued by the Company in favor of Blue Heron Venture Fund, Ltd. The loans are unsecured, bear interest at 8% per annum and are payable on demand. The Company has accrued interest of $117,161 for the nine months ended September 30, 2000.


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

     The amount of this beneficial conversion feature has been recorded as interest expense and additional paid-in capital for $1,927,500 for the nine months ended September 30, 2000.


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

     On August 17, 2000, the Company issued an aggregate 43,500 shares of its common stock to six consultant at the closing price of $0.5938 per share on July 25, 2000 in consideration for their providing consulting work to the Company from April 1, 2000 through June 30, 2000. These services at June 30, 2000, $25,787, were equal the value of the shares issued.

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

     During the three months ended September 30, 2000, the Company received gross insurance proceeds of approximately $50,000 in partial settlement of its claim. No loss has been recognized for the three months ended September 30, 2000, because the Company had 100% insurance coverage beyond a $700 deductible. The Company's Consolidated Balance Sheet at September 30, 2000 includes net insurance proceeds receivable in the amount of $100,275, which amount equals gross insurance proceeds of $350,000, net of an advance in the amount of $17,208 in the three months ended March 31, 2000, $185,460 received during the three months ended June 30, 2000, and $50,000 received during the three months ended September 30, 2000, after accounting for the change in foreign currency translation during the nine month period ended September 30, 2000. Gross insurance proceeds receivable in the amount of $350,000 consists of approximately $200,000 for replacement equipment, approximately $100,000 for expense reimbursement and approximately $50,000 for loss of revenue.

     The Company's Consolidated Balance Sheet at September 30, 2000 includes deferred insurance proceeds in the amount of $51,644, consisting of gross insurance proceeds receivable, reduced by the amount of assets purchased and fire-related expenses incurred during the period.

     The Company's Consolidated Statements of Operations and Deficit for the period ended September 30, 2000, reflects net proceeds from fire insurance in the amount of $185,172 consisting of equipment purchased in the amount of $193,873, reduced by write off of the net book value of destroyed equipment in the amount of $8,701.

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


     As part of Management's ongoing review of the Company's operations, it has re-evaluated the role that Playa Corporation fills for the Company as a whole. Management has taken into consideration a number of factors, including without limitation, weak performance by Playa Corporation, the difficulties of operating one small Japanese company, and the Company's own liquidity needs. During the three month period ended September 30, 2000, Management decided not to fund Playa Corporation any longer and to require Playa Corporation to be able to provide for its funding needs from its own operations or locally in Japan. Management continues to monitor this situation closely and may take action to terminate the operations of Playa Corporation, unless Playa Corporation becomes profitable, arranges for local financing in Japan or is sold. Playa Corporation has been generating operating losses since its acquisition by the Company.

     During the three month period ended September 30, 2000, Playa Corporation and CyPost KK (which was no longer an affiliate of the Company) entered into negotiations regarding an outsourcing agreement pursuant to which Playa Corporation would provide programming services to CyPost KK. Playa Corporation is largely dependent upon this agreement in order to satisfy the Company's requirement that Playa Corporation provide for its funding needs from its own operations. The agreement also is expected to have a significant impact on the Company's ability to pay certain trade payables on a current basis. Subsequent to the end of the three month period ended September 30, 2000, the decision was made that Playa Corporation would not enter into the outsourcing agreement between Playa Corporation and CyPost KK because the terms were not favorable to the Playa Corporation. Additionally, subsequent to the end of the third quarter, a significant number of Playa Corporation's employees left Playa Corporation and one of Playa Corporation's two offices was closed. There are no discussions pending regarding any local financing or sale of Playa Corporation. If the operations of Playa Corporation are terminated, the Company would write off assets, including goodwill, of between approximately $3.7 million and $4.3 million.


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


     The Company has accrued interest of $41,210 for the three months ended September 30, 2000, in respect of a promissory note issued by the Company in favor of Blue Heron Venture Fund, Ltd. These loans are unsecured, bear interest at 8% per annum and are payable on demand.

     Net loss of $805,086 for the three months ended September 30, 2000 compared to a net loss of $1,699,000 for the three months ended September 30, 1999. The decrease in net loss for the three months ended September 30, 2000 was primarily a result of a significant decrease in interest expense, partially offset by increased amortization and depreciation of the assets acquired in the fiscal year 1999, increased selling, general and administrative expenses from the consolidation of the subsidiaries and increased direct costs due to the commencement of revenue generating activities.

Results  of  Operations  for  the  Nine Months Ended September 30, 2000


     Substantially all of the Company's revenue was earned from its ISP operations during the nine months ended September 30, 2000. These revenues are attributable virtually entirely to the operations of the five (5) Internet service provider companies (Hermes Net Solutions Inc., Intouch.Internet Inc., NetRover Inc., Connect Northwest and Internet Arena) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $3,686,467 for the nine months ended September 30, 2000 compared to $197,262 for the nine months ended September 30, 1999.

     Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $1,917,641, were incurred for the nine months ended September 30, 2000, compared to $49,275 for the nine months ended September 30, 1999. The increase in the above noted expenses for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, results from the Company emerging from the development stage in 1999 and commencing revenue generating activities.

     Selling, general and administrative expenses were $3,094,888 for the nine months ended September 30, 2000, compared to $1,167,636 for the nine months ended September 30, 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 include $1,548,339 for salaries and benefits, $896,342 for general and administrative expenses, $461,002 for legal and professional fees and $189,205 for sales and marketing. The increase in the above noted expenses for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, results primarily from the Company emerging from the development stage in 1999, commencing revenue generating activities, and consolidating its subsidiaries.

     Interest expense includes $1,927,500 for the nine months ended September 30, 2000, in respect of the beneficial conversion features on convertible promissory notes between the Company and Blue Heron Venture Fund, Ltd. A beneficial conversion feature arises when at the commitment date of the promissory note(the date of agreement to the terms of the promissory note), the convertible promissory note is "in-the-money" (the conversion price of the promissory note is less than the fair value of the common stock into when the promissory note is convertible). The interest expense is calculated as the difference between the conversion price and the fair market value of the common stock, multiplied by the number of shares of common stock into which the promissory note is convertible at the commitment date of the loan. The Company has also accrued interest of $117,161 for the nine months ended June 30, 2000, in respect of a promissory note issued by the Company in favor of Blue Heron Venture Fund, Ltd. These loans are unsecured, bear interest at 8% per annum and are payable on demand.

     Net loss of $5,391,667 for the nine months ended September 30, 2000 compared to a net loss of $2,960,860 for the nine months ended September 30, 1999. The increase in net loss for the nine months ended September 30, 2000 was primarily a result of increased selling, general and administrative expenses from the consolidation of the subsidiaries, increase of amortization and depreciation of the assets acquired in the fiscal year 1999, increased interest expense and increased direct costs due to the commencement of revenue generating activities.

Liquidity  and  Capital  Resources

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net loss for the nine months ended September 30, 2000 of $5,391,667 as compared to a net loss for the nine months ended September 30, 1999 of $2,960,860. For the nine months ended September 30, 2000, the Company had a working capital deficit of $3,828,752, which is primarily due to the loans due to Blue Heron Venture Fund, Ltd. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

     The Company's net cash used in operating activities totaled $1,058,872, during the nine months ended September 30, 2000 compared to $944,665, for the nine months ended September 30, 1999.

     The Company's net cash used in investing activities totaled $499,821, during the nine months ended September 30, 2000, compared to $894,453, for the nine months ended September 30, 1999.

     Software development costs during the nine months ended September 30, 2000 totaled $87,193.

     The Company's financing activities during the nine months ended September 30, 2000 included an aggregate $1,378,589 of loans provided by Blue Heron Venture Fund, Ltd., CyPost KK management and Pacific Gate Capital, Ltd., compared to $3,650,000, during the nine months ended September 30, 1999, provided by Blue Heron Venture Fund, Ltd. and $556,000 which was provided through the exercise of warrants to purchase an aggregate 2,085,000 of the Company's common stock by certain individuals.

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


                                                   CYPOST CORPORATION

                                                   -----------------------------

                                                   (REGISTRANT)


DATE: March 16, 2001                            BY:  /s/  ROBERT SENDOH
                                                   -----------------------------
                                                   ROBERT  SENDOH
                                                   CHAIRMAN