Form 10KSB
period 2000-12-31
CYPOST CORP
filed 2001-04-16
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                    For Fiscal Year Ended: December 31, 2000

                                       OR

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from               to
                                        --------------    ---------------------

         Commission file number                  000-26751
                               ------------------------------------------------

                               CyPost Corporation
         ---------------------------------------------------------------
            (Exact name of small business issuer as specified in its
                                    charter)

            Delaware                                        98-0178674
------------------------------------               ----------------------------
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                        Identification No.)

    900-1281 West Georgia St.
    Vancouver, British Columbia, Canada                        V6E 3J7
--------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

Issuer's telephone number                   (604) 904-4422
                         ------------------------------------------------------

Securities registered under Section 12(b) of the Act:          NONE
                                                     --------------------------

Securities registered under Section 12(g) of the Act: Common Stock, par value
                                                         $.001 per share
                                                     ---------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $4,595,823

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $7,046,037 as of April 2, 2001.

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,562,025 as of April 2, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

         No documents are incorporated by reference into this Annual Report on Form 10-KSB.

         Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                               CYPOST CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                      For the Year Ended December 31, 2000

Item Number     Caption                                                    Page
------------    -------                                                    ----
PART I

1.           Description of Business.....................................     4

2.           Description of Property.....................................    26

3.           Legal Proceedings...........................................    28

4.           Submission of Matters to a Vote of Security Holders.........    31

PART II

5.           Market for Common Equity and Related Stockholder
             Matters.....................................................    31

6.           Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................    33

7.           Financial Statements........................................    40

8.           Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.........................    41

PART III

9.           Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange
             Act.........................................................    42

10.          Executive Compensation......................................    44

11.          Security Ownership of Certain Beneficial Owners and
             Management..................................................    45

12.          Certain Relationships and Related Transactions..............    46

PART IV

13.          Exhibits and Reports on Form 8-K............................    48

SIGNATURES...............................................................    54

CONSOLIDATED FINANCIAL STATEMENTS........................................   F-1

         Certain statements contained in this Annual Report on Form 10-KSB that are not related to historical results, including, without limitation, statements regarding the issuer's business strategy and objectives, future financial position and expectations about future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Annual Report on Form 10-KSB are qualified in their entirety by this statement.

                                     PART I

Item 1.  Description of Business

         General

         CyPost Corporation ("CyPost") is engaged in the business of providing Internet connection and related services (the "ISP Services") for business and personal use. See "ISP Business" below. Previously, the Company was also involved in developing certain software products using encryption components to enhance user security and convenience for communication across digital networks, and in securing local data storage equipment (the "Software Products"), which activities the Company no longer pursues. See "Software Products Business" below. As used in this Annual Report on Form 10-KSB, the term "Company" refers to CyPost and its consolidated subsidiaries.

         CyPost was incorporated on September 5, 1997, under the laws of the State of Delaware. The original name of CyPost was "ePost Corporation", which name was changed shortly after incorporation to CyPost Corporation.

         The Company was a development stage company until the first quarter of 1999, when it began to offer the first of its Navaho brand Software Products and broaden its strategic focus through the acquisition of six Internet service providers (collectively, "ISPs" or individually, an "ISP"). Currently, providing ISP Services is the focus of the Company's business. The Company derives virtually all of its revenues from its ISP Services. No single customer accounts for a significant portion of the Company's revenue. The Company's business operations are presently conducted in Canada and the United States. Dollar values in this Report are expressed in U.S. Dollars, unless indicated otherwise. On December 31, 2000, one Canadian Dollar ("CDN") was worth $.6672 U.S. Dollars.

         The Company's principal executive offices are located at 900-1281 West Georgia Street Vancouver, British Columbia, V6E 3J7, Canada. The Company's telephone number is (604) 904-4422, and its website is www.cypost.com.

         ISP Business

                  Overview

         The Company offers a full range of consumer Internet access services and a broad selection of business services, both of which are offered nationwide in Canada and regionally in the Pacific Northwest. The Company's services are tailored to the specific demands of both its business and residential customers and include connectivity, server co-locations, e-mail (list servers for corporate e-mailing), hosting other parties' websites ("Web hosting"), high-speed Internet access and other value-added services, including customer care available 24 hours a day, seven days a week, 365 days a year. Over time, these functions may be expanded to include additional privacy and protection solutions such as managed anti-virus, firewall, secure connections from personal computers to corporate networks (Virtual Private Network ("VPN")), intrusion detection and filtering services.

         The Company's ISP business focuses on a niche market of small to medium-sized businesses and residential customers, rather than larger businesses. The Company believes that it provides critically important high levels of customer service, end-to-end secure communication services and solutions, managed networking, Web hosting and other technical support issues that are key concerns for this market.

         Through a vendor agreement with UUNet Canada, Inc. ("UUNet"), the Company provides Internet access services to approximately 100 communities in Canada, in which approximately 95% of the Canadian population resides. The Company also serves customers in the Seattle, Washington and Portland, Oregon areas. The Company is seeking an agreement in the U.S. similar to the one it has with UUNet, in order to expand its geographic service area in the U.S. The Company is also looking to replace some of the telecommunications suppliers it is using for its operations in the Pacific Northwest in order to better serve the existing customers base in the Pacific Northwest and to offer these customers roaming features throughout the U.S. As of December 31, 2000, the Company had approximately 20,000 business and residential ISP customers.

         At present, most of the revenue from ISP Services can be attributed to connectivity, although the Company's network of ISP Services is moving towards focusing on Web hosting and server co-location, anticipating a strong hold over connectivity by the larger ISPs in a few years' time. The Company believes that many large and medium size businesses have already established a Web presence on the Internet, but that many small companies have yet to make this move. As a result, the Company intends to focus its marketing efforts on this segment of the business community by offering services at a competitive price point, and by providing tools that will enable customers to build a Web presence with minimal cost or expertise.

         While the Internet is growing at an exponential rate, the managed security service market is currently in its infancy. The Company plans to offer certain managed security services including anti-virus detection systems, setting up and monitoring firewalls, developing VPNs and providing intrusion detection services. According to a June 2000 Aberdeen Group report, Gems and Minefields Final Report: Managed Security Services Volume I, the market opportunity for managed security services, is estimated to meet or exceed $1 billion by 2002. The Company plans to introduce anti-virus detection services during 2001. The Company will continue to explore additional opportunities to expand into the managed security service market in order to provide greater value-added services to its ISP customers. The Company will require third-party financing in order to expand into the managed security service market. There can be no guaranty that such financing will be available or, if it is available, that it will be on terms acceptable to the Company. See "Risk Factors - Significant Capital Investment" below, and Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         The Company's ISP business began in mid-1999 with the acquisition of the first two of six ISP providers acquired by the Company. See "Recent Acquisitions" below. The CyPost Network of Service Providers consists of (i) the following wholly-owned subsidiaries: NetRover Inc. ("NetRover") and NetRover Office Inc. ("NetRover Office"), both of which are located in Toronto; and Hermes Net Solutions Inc. ("Hermes") and Intouch Internet Inc. ("Intouch"), both of which are located in Vancouver, and (ii) the following DBAs: Connect Northwest Internet Services ("CNW") in Mount Vernon and Seattle, Washington; and Internet Arena ("Internet Arena") in Portland, Oregon. See "CyPost Network of Service Providers" below. Despite the fact that each of the Company's ISP businesses operates under its own trade name, most of the customer care, network operations and administration functions have now been centralized. See "Consolidation of ISP Operations" below. This has given the Company's ISP businesses the ability to enjoy the benefits of promoting themselves as regional providers, while obtaining the economic benefits of centralized network operations, technical support and administration.

              Industry Background

                   Growth of the Internet and Electronic Commerce

         The Internet is a collection of computer networks that links millions of public and private computers to form the largest computer network in the world, the Worldwide Web (the "Web"). It has become an important global communications medium, enabling millions of people to obtain and share information and conduct business electronically, and is a critical tool for information and communications for many users. The Internet has grown rapidly in recent years, both in the number of Web users and websites. Many factors are driving the growth in the number of Web users and websites, including the large and growing number of personal computers, advances in the performance and speed of personal computers and modems, easier access to the Internet and the increasing importance of the Internet for communications, information and commerce. For many businesses, the Internet has created a new communications and sales channel enabling large numbers of geographically dispersed organizations and consumers to be reached quickly and cost-effectively.

                   Evolution of the Internet Services Market

         Today, the Internet services market consists primarily of Internet access. Access services include dial-up and high-speed Digital Subscribe Lines ("DSL") access for individuals and small businesses and high-speed dedicated access primarily for larger organizations. The rapid development and growth of the Internet have resulted in a highly fragmented industry, consisting of more than 5,000 ISPs in the U.S. and Canada, most of which operate as small, local businesses. The Internet services industry is expected to undergo substantial consolidation, especially among mid-sized ISPs, over the next few years.

         ISPs vary widely in geographic coverage, customer focus and the nature and quality of services provided to subscribers. Few ISPs offer nationwide coverage, have a brand name with nationwide recognition or can grow significantly without additional investment in infrastructure. ISPs may concentrate on specific types of customers that differ from the target markets of other ISPs. Services offered by ISPs can range from simple dial-up access to highly organized, personalized access coupled with value-added services. The Company believes that consumers generally focus on speed and reliability of access, ease of use, customer service and price, as they evaluate ISPs. In addition, the Company believes many business customers want all their Internet-based requirements, such as Internet access, Web hosting and electronic commerce applications, met by a single provider.

         Internet operations, including Web hosting and electronic commerce, are increasingly becoming critical to businesses. However, many businesses lack the resources and expertise to develop, maintain and enhance, on a cost-effective basis, successful Internet operations. As a result, businesses increasingly use outside companies to enhance website reliability and performance, provide continuous operation of their Internet-based functions and reduce operating expenses. By outsourcing these services, companies can focus on their business rather than using their resources to support Internet operations.

         There is increasing demand for ISPs to offer electronic commerce or Web hosting services that businesses can establish quickly and easily. An increasing number of ISPs supplement their basic Internet access services with a variety of commercial services that facilitate electronic commerce, such as Web hosting, co-location and other value-added services. These services expand an ISP's potential revenue sources from basic monthly access fees to other fees such as set-up and maintenance charges. In addition, some larger and more sophisticated ISPs market other Internet-based services, such as paging, long-distance and cellular telephone services, to both consumers and business customers.

              The Company's ISP Solutions

         The Company offers a full range of consumer Internet access services and a broad selection of business services, both of which are offered nationwide in Canada and regionally in the Pacific Northwest, at competitive prices. The Company believes that its services provide customers with the following benefits:

         Fast and Reliable Quality Service. The Company's systems and network infrastructure are designed to provide consumer and business customers with fast and reliable quality service through its state-of-the-art equipment, its network operations center that is monitored on a 24 hours a day, seven days a week basis by its engineers and third-party network providers. In addition, the Company offers bilingual customer support in English and French, for its French-speaking customers, and additional online customer support at www.helptek.net.

         Cost-Effective Access. The Company offers high quality Internet connectivity and enhanced business services at price points that are generally lower than those charged by other ISPs with Canadian national coverage. The Company offers pre-bundled access services packages under monthly or prepaid plans.

         Nationwide Canadian Network Coverage. Through a vendor agreement with UUNet, the Company provides Internet access services to approximately 100 communities in Canada, in which approximately 95% of the Canadian population resides. See "Dependence on Key Suppliers" below. The Company has additional telecommunications agreements with other vendors in Canada and the Pacific Northwest.

              Summary of ISP Services Offered

                   Narrowband Access

         The Company offers a range of narrowband (low-speed) access including dial-up, and dedicated Integration Services Digital Network ("ISDN") services, to both residential and business customers. These services are offered in various competitively priced plans designed to meet the needs of customers. The price plans for all Internet services vary and are subject to change.

         The price plans for the Company's narrowband Internet service vary depending on the region and are subject to change. The Company offers a variety of plans which include a fixed number of hours to unlimited plans.

         o Fixed hourly plans start at $10.00 and unlimited dial-up plans range from $14.00 to $24.00 per month.

         The Company's principal price plan for dedicated ISDN for corporate customers is currently as follows:

         o $199 per month for dedicated ISDN (64 kilobytes) or $330 for dedicated ISDN (128 kilobytes), plus a one time setup fee of $100

                   Broadband Access

         Broadband access consists of high-speed, high-capacity access services such as DSL. Many of the Company's customers have upgraded from the dial-up service, and the Company continues to expand its broadband service so that all dial-up customers will have the option to upgrade to a broadband service rather than use a competing ISP elsewhere. These services are currently available through CNW, Internet Arena and Hermes. NetRover intends to offer a similar service in the coming months.

         The Company's principal price plan for dedicated high-speed DSL service for residential customers is currently as follows:

         o $25 per month for dedicated DSL (1.5 Mbps) with one e-mail account, 20 megabytes of storage space, and 5 gigabytes of transfer

         The Company's principal price plan for dedicated high-speed Asymmetric Digital Subscribe Line ("ADSL") service for corporate customers is currently as follows:

         o $66 per month plus a one time setup fee of $44, for dedicated ADSL (1.5 Mbps) with 10 e-mail accounts, 20 Megabytes of storage space, and 5 Gigabytes of transfer

         o $99 per month plus a one time setup fee of $56, for dedicated ADSL (2.5 Mbps) with 25 e-mail accounts, 20 Megabytes of storage space, and 10 Gigabytes of transfer

         o $130 per month plus a one time setup fee of $70, for dedicated ADSL (4.0 Mbps) with 50 e-mail accounts, 20 Megabytes of storage space, and 15 Gigabytes of transfer

                   E-Mail

         The Company offers a range of basic and enhanced e-mail services to individuals and businesses. Often, the decision is made to outsource services to a provider in order to avoid the financial cost, time and expertise requirements of maintaining e-mail services internally. While the geographic coverage of the Company's e-mail services customer base is worldwide, the Company targets prospective customers in Canada and the U.S.

                   Customer Security

         The Company offers password protected access to all of its customers. The Company also offers some e-mail filtering services to limit computer viruses from being delivered to mailboxes. In addition, the Company employs monitoring mechanisms to block e-mail from companies that are known to generate junk e-mail, commonly known as "spam".

                   Web Hosting

         The Company offers a range of basic and enhanced Web hosting services to individuals and businesses wishing to place their own website on the Internet. Often the decision is made to outsource services to a provider in order to avoid the financial cost, time and expertise requirements of self-hosting the website and obtaining enhanced services internally. While the geographic coverage of the market for Web hosting services is worldwide, the Company targets prospective customers in Canada and the U.S.

         Web hosting can be differentiated into shared or dedicated hosting, both of which the Company offers. Shared hosting involves multiple customers who have their websites hosted on a shared computer server. Dedicated server hosting is available to customers that prefer not to host their websites on a shared server. Dedicated servers provide significantly more server and network resources than those available from a shared server and give customers the ability to run complex, high volume or high bandwidth websites and applications. The Company offers a number of dedicated server options at various prices depending upon the specific hardware configuration, level of service and data transfer rates required by the customer. The Company hosts customer websites and indirectly provides access to the Internet through its Network of Service Providers.

         The Company's principal price plans for Web hosting are currently as follows:

         o WebHost Classic $6.95 per month includes 5 megabytes of storage space, website statistics and personalized e-mail

         o WebHost Bronze $19.95 per month includes 10 megabytes of storage space, 1000 megabytes of data transfer, detailed website statistics and personalized e-mails

         o WebHost Silver $29.95 per month includes 20 megabytes of storage space, 1500 megabytes of data transfer, detailed website statistics and personalized e-mails

         o WebHost Gold $34.95 per month includes 40 megabytes of storage space, 2000 megabytes of data transfer, detailed website statistics and personalized e-mails

                   Server Co-Location

         The Company provides server co-location services, whereby a customer gains access to the Company's Internet support and maintenance services, high-speed Internet connections, security systems and appropriate physical environment for the server (e.g., static free, air-conditioned environments).

         The Company's pricing policy for this service varies and is largely dependent on the customer's individual requirements.

                   Customer Care

         A critical factor in selecting an ISP is quality and availability of technical support and customer care. With increasing complexity of today's technology, an effective ISP must offer customers a clearly defined means of reporting and resolving unexpected problems.

         The Company is committed to customer service and support demonstrated by its outstanding customer service record, 24 hours a day, seven days a week, 365 days a year coverage, and local service and support. The Company's Network Operations Centers and technical support staff offer customers individualized support for their business-critical Internet solutions and provide network monitoring 24 hours a day, seven days a week, 365 days a year, in both English and French, for the Company's French-speaking customers, and additional online customer support at www.helptek.net.

         The Company's Customer Care Center is the communications hub of the Company's network. The Customer Care Center is comprised of monitoring engineers, call analysts, Internet systems engineers, key senior technical agents and billing services staff.

         The Company has established detailed protocols to effectively assess and route customer communications, service or trouble requests and event notification or alerts. In this way, the Company can ensure that its clients are operating at peak performance at all hours of the day and night.

                   Network Operations Centers

         The Company has two network operation centers, located in Etobicoke (suburban Toronto), Ontario and Seattle, Washington. These operation centers monitor network traffic, quality of services and security issues, as well as the performance of the equipment located at each of its physical locations, to ensure reliable service. The operation centers are monitored on a 24 hours a day, seven days a week, 365 days a year basis, and maintain responsibility for communications between their internal departments (customer care) as well as with external providers of services.

                   High-Quality Data Centers

         The Company operates all of its core servers from four Internet Data Centers. With locations in both Canada and the U.S., these data centers provide the physical environment necessary to keep servers up and running 24 hours a day, seven days a week, 365 days a year.

         The Toronto data center includes HVAC temperature systems with separate cooling zones, physical security features, including state of the art smoke detection and fire suppression systems, motion sensors and 24 hours a day, seven days a week and 365 days secure access, as well as video camera surveillance. This facility delivers high levels of reliability through redundant sub-systems such as on-site power with multiple backup generators.

         During 2001, the Company expects to upgrade its other data centers to provide more current HVAC temperature systems, physical security features, including state of the art smoke detection systems, motion sensors and 24 hours a day, seven days a week, 365 days a year secure access. These data centers will also have on-site backup power. The Company believes that it will be able to fund this upgrade internally.

                   Global Backbone, High Performance Network Architecture

         The Company invests significant resources in developing a scalable network infrastructure. The Company's strategy is to outsource the process of building a scalable national or regional dial-up network. This eliminates the need for the Company to purchase equipment, negotiate leases throughout Canada and the U.S. to house the equipment, and provide Internet connectivity to all these locations. By outsourcing its network and dial-up infrastructure, the Company also has the ability to offer its services in areas where network costs would be prohibitive. Because it is not committed to leasing or building its own network, the Company can take advantage of the market opportunities that develop due to technological advances or regulatory changes. In addition, in some cases the Company has negotiated agreements with its telecommunication suppliers that are priced on a per customer basis, including its principal telecommunications agreement with UUNet. As a result, the Company is only billed for the clients that actually use these services. In such cases, the Company's telecommunication costs only increase if the customer base increases. Conversely, if the customer base decreases, the Company's telecommunications costs decrease. Thus, the Company does not need to build its own network and work to fill any spare capacity that may exist. The Company has entered into agreements with telecommunications network suppliers for network capacity. These agreements are for fixed terms from one to five years.

         The Company plans to modify its network over time to enhance its performance, provide access demanded by the market and allow it to serve a larger subscriber base. The Company's goal is to minimize both network costs and exposure to technological obsolescence of equipment.

         Wherever feasible, the Company makes its network fault tolerant with redundant equipment. Such actions include standby equipment to handle additional capacity if a server has to be replaced for reasons such as malfunction of a hard drive or software. The redundancy allows for operations to continue as efficiently as possible, while the failure can be isolated to a particular piece of equipment. In most cases, the availability of redundancy of equipment or excess capacity allows for the alternative processing of data until the defective equipment or software can be replaced or repaired. These measures, along with continuous monitoring, are designed to minimize network downtime and provide early identification of potential sources of failure. The Company is developing internal procedures to isolate single points of failure within its network and servers. Beginning in the second half of 2001, the Company intends to implement some of these procedures. The Company believes that it will require third-party financing to acquire the additional equipment required to further enhance the reliability of its network. There can be no guarantee that such financing will be available or, if available, it will be available on terms acceptable to the Company. See "Risk Factors - Significant Capital Investment" below.

                   Dependence on Key Suppliers

         On June 30, 1999, the Company entered into an agreement with UUNet, which provides network infrastructure for some of the Company's ISP Services operations. The term of the agreement is two years, commencing on February 1, 2000. The Company has an option to extend the agreement for one additional year on the same terms and conditions. Pricing under the UUNet agreement is $9.50
(CDN) per active customer per month, with the Company providing a minimum commitment of 10,000 customers. The Company currently exceeds this minimum.

                   Marketing

         The Company is actively seeking to market broadly its ISP Services and has taken a number of steps in that direction, including the use of a variety of print and communications media. The Company intends to use its own marketing staff rather than outsourcing its marketing effort.

                   Consolidation of ISP Services Operations

         During 2000, the Company began streamlining and consolidating its ISP Services operations to enhance efficiency and reduce operating expenses. The Company has embarked on a program to centralize ISP Services to the greatest extent possible, as follows:

         o Customer Support. During the second half of 2000, the Company began consolidating all aspects of customer support (including end user technical issues) into the Chatham, Ontario facility. In early 2001, customer support for Oregon ISP Services customers were consolidated into the Chatham facility and by mid-2001 it is expected that customer support for all of the Company's ISP Services customers will be handled by the Chatham facility.

         o Billing and Collections. During the second half of 2000, the Chatham facility took over billing and collections for British Columbia customers, in addition to continuing billing and collections for all other Canadian customers. It is anticipated that by mid-2001, billing and collections for the rest of the Company's ISP Services customers will be consolidated into the Chatham facility.

         o Network Operations. During 2000, the Company reduced four maintenance and repair teams to two regionally-based teams. A team based in Toronto provides primary monitoring and repair of all servers and routers covering all Canadian ISP Services customers and provides overflow assistance to the Pacific Northwest, while a Seattle team provides primary monitoring and repair of all servers and routers covering all of the Pacific Northwest ISP Services customers and provides overflow assistance to Canada.

         The Company is also consolidating Web hosting and dedicated services into Toronto, a process which began in late-2000 and is expected to be completed by late-2001. Other ISP Services such as e-mail and user authentication (i.e., customer security) will continue to be handled from regional data centers. Beginning in early 2001, all new Web hosting customers, wherever located, will be hosted from Toronto. The Company is also considering implementing other consolidated services to achieve greater efficiency and cost savings.

         As part of Management's ongoing review and consolidation of the Company's operations, nine of 14 employees in the Vancouver office were terminated or resigned during 2000. The Company did not incur significant costs and does not expect to incur significant costs in the future in connection with these terminations.

                   Network of Service Providers

         The Company's Network of Service Providers consists of the following entities:

         NetRover/NetRover Office. NetRover, based in Toronto, Etobicoke (suburban Toronto) and Chatham, Ontario, is the largest of the Company's ISP Services entities, currently serving approximately 14,000 residential and small business customers throughout Canada. NetRover offers inexpensive packages focusing on Web hosting and dial-up connections, as well as some server co-location. NetRover Office provides similar services for the Company's business clientele. NetRover currently offers dial-up service with the network infrastructure provided through UUNet at a monthly cost of $9.50 (CDN) per user, and has dial-up availability across Canada. With this national reach, the Company intends to use the NetRover trade name for expansion. The Chatham facility is the backbone of the Company's customer support and billing functions.

         Hermes. Based in Vancouver, British Columbia, Hermes serves approximately 800 business customers in British Columbia. Hermes offers a range of services including connectivity (including ADSL), server co-location, Web hosting and e-mail services.

         Intouch. Based in Vancouver, British Columbia, Intouch serves approximately 2000 residential and small office/home office customers in British Columbia. Intouch has a "community" feel, and is primarily focused on dial-up connectivity, basic Web hosting, high-speed DSL and e-mail services.

         Internet Arena. Based in Portland, Oregon, Internet Arena serves approximately 1500 primarily residential and small office/home office customers in Oregon. Internet Arena offers a similar range of services to Intouch.

         CNW. Based in Mt. Vernon and Seattle, Washington, CNW serves approximately 1800 business and residential customers in Washington. More focused on custom work,

CNW's experience includes ethical hacking and other security monitoring. CNW also offers dial-up, DSL connectivity and Web hosting for its customers.

         Software Products Business

         Following the acquisition of two software companies in 1997 and 1998, the Company developed its Navaho-brand encryption Software Products (the "Navaho Software Products") during 1999. See "Recent Acquisitions" below.

         The Company had nominal sales of its Navaho Software Products in 1999 and 2000 and no longer actively pursues the development or marketing of its Software Products. However, the Navaho Software Products are still available for download and purchase through several online websites, including the Company's website, www.cypost.com. The cost incurred by the Company for research and development was $209,303 in 1999 and $87,431 in 2000.

         At the end of 2000, Management assessed the recoverability of the Company's Software Products assets and determined that these assets were impaired. Therefore, the Company has written off the net book value of these assets in the amount of $128,726. Any future effort to recommence development of the Company's Software Products will require substantial additional third-party financing. There are no plans at present to recommence development of the Company's Software Products and there are no agreements to provide the necessary funding for such effort. There can be no assurance that any such agreements will be reached or, if they are reached, whether they will be on terms acceptable to the Company or will result in successful development of the Software Products. See "Risk Factors - Significant Capital Investment" below; Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and "Note 2 to Notes to Consolidated Financial Statements - Software Development Costs".

         The Company previously developed the following Navaho Software
Products:

          Navaho Lock (Version 2.x)
          Navaho Lock with Voice (paid & promotional)
          Navaho Viewer
          Navaho ZipSafe

         Navaho Lock (Version 2.x) was the first generation of the Company's Navaho Software Products. Navaho Lock was superseded by Navaho Lock with Voice. Early versions of the Navaho Lock software enabled consumers to send and receive secure e-mail and attachments such as documents, spreadsheets, digital sound files and business presentation files. Later versions of the Navaho Lock program are more intuitive and simpler to operate than prior versions. Navaho Lock's unique combination of features include built-in file compression for faster transmission times, a user-friendly graphical user interface ("GUI") and the Company's "drag-and-drop" feature that enables users to encrypt and compress files simply by dragging and dropping them into an encryption field. The product also allows users to select the strength of privacy protection, according to their needs, by simply specifying 40-, 56-, 112-, 128- or 3DES 168-bit encryption algorithms.

         Both Navaho Lock and Navaho Lock with Voice utilize private key, or symmetric key, encryption. This is conventionally regarded as superior to public key encryption. In comparison, the largest-selling competing software relies on an "asymmetric" method of encryption commonly known as "public/private key". In a public/private key approach, a publicly available algorithm is used in combination with two corresponding private keys that generally must be issued by a third party. Not only is public key encryption significantly slower than symmetrical encryption (approximately 1,000 times slower than symmetrical encryption), but the approach also exposes users to the additional costs and risks involved in relying on a third party to verify the identity of the sender.

         The Company also developed the Navaho ZipSafe program. Navaho ZipSafe is file-security software, designed to ensure the privacy of data on laptops and home computers. Utilizing the same advanced encryption and compression technology used in Navaho Lock and offering comparable ease-of-use features (including a user-friendly GUI and similar "drag-and-drop" methodology), Navaho ZipSafe has the ability to encrypt and then condense files by as much as 70% in a matter of seconds. The product enables users to secure all computer files, folders and directories on a local hard drive.

         Recent Acquisitions

                   Software Products-Related Acquisitions

         On September 15, 1997, the Company acquired all of the issued and outstanding stock of ePost Innovations, Inc., a British Columbia corporation ("ePost Innovations"), from Mushroom Innovations, Inc., a British Columbia corporation ("MII"), for the purpose of acquiring certain intellectual property of ePost Innovations to be used in the development of the Company's Software Products. Under the terms of the ePost Innovations transaction, the Company acquired all the issued and outstanding stock of ePost Innovations from MII and, in return, issued 3,000,000 shares of the Company's common stock, par value $.001 per share ("Common Stock"), to MII.

         On October 29, 1998, the Company acquired all of the issued and outstanding stock of Communication Exchange Management Inc., a British Columbia corporation ("CEM"), from the stockholders of MII who were, at the time, also stockholders of the Company. MII stockholders received 6,270,000 shares of the Company's Common Stock in the CEM acquisition. The Company acquired CEM for its encryption technology and software codes in connection with the development of the Company's Navaho Software Products.

                   ISP-Related Acquisitions

         Effective June 30, 1999, the Company purchased all the issued and outstanding stock of Hermes, for total cash consideration of approximately $528,000. Also effective June 30, 1999, the Company purchased all the issued and outstanding stock of Intouch, for approximately $293,000. The consideration for this purchase consisted of cash in the amount of approximately $265,000 and the issuance of 9,855 shares of the Company's Common Stock valued at approximately $28,000.

         On October 4, 1999, the Company purchased all the issued and outstanding stock of NetRover and NetRover Office for approximately $2,000,000. The purchase price consisted of a cash payment of approximately $1,335,000, and the issuance of 219,000 shares of the Company's Common Stock valued at approximately $665,000.

         On October 27, 1999, the Company purchased certain assets and assumed certain liabilities of CNW for a purchase price of $1,400,000. The purchase price consisted of a cash payment to the sellers of $670,000, the issuance to the sellers of 147,985 shares of the Company's Common Stock valued at $660,000, and the payment of CNW liabilities in the aggregate amount of $70,000. CNW operates as a DBA of CyPost.

         On November 9, 1999, the Company purchased the assets of Internet Arena for a purchase price of $600,000. The purchase price consisted of cash payments of $300,000 and the issuance of 100,698 shares of the Company's Common Stock valued at $300,000. Internet Arena operates as a DBA of CyPost.

                   Playa Corporation

         On February 23, 2000, the Company acquired all the shares of Playa Corporation ("Playa"), a Japan-based provider of electronic instant messaging services, for $3,000,000. The consideration for the acquisition of Playa consisted of $300,000 in cash and 785,455 shares of the Company's Common Stock having a value of $2,700,000. See "CyPost KK" below.

         During the second half of 2000, as part of Management's ongoing review of the Company's operations, it re-evaluated the role that Playa fills for the Company as a whole. Management took into consideration a number of factors, including without limitation, weak performance by Playa, the difficulties of operating one small Japanese company following the sale by the Company of CyPost KK, a Japan company ("CyPost KK"), a former subsidiary of the Company, and the Company's own liquidity needs. See "CyPost KK" below.

         During the third quarter of 2000, Management of the Company decided not to fund Playa any longer and to require Playa to be able to provide for its funding needs from its own operations or locally in Japan. Playa had been generating operating losses since its acquisition by the Company. Also during the third quarter of 2000, Playa and CyPost KK (which was no longer a subsidiary of the Company) entered into negotiations regarding an outsourcing agreement pursuant to which Playa would provide programming services to CyPost KK. Playa was largely dependent upon this agreement in order to satisfy the Company's requirement that Playa provide for its funding needs from its own operations. The agreement also was expected to have a significant impact on the Company's ability to pay certain trade payable on a current basis.

         During the fourth quarter of 2000, Management of the Company decided that Playa would not enter into the outsourcing agreement between Playa and CyPost KK because the terms were not favorable to Playa. Additionally, a significant number of Playa's employees left Playa and one of Playa's two offices was closed. As a result, the Company abandoned

Playa's business and has written off Playa's assets in the amount of $2,201,253, consisting of approximately $3,067,065 in actual assets, including goodwill, and approximately $865,812 of liabilities owed by Playa to various parties for which the Company does not believe it is liable. See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 3 to Notes to Consolidated Financial Statements - Acquisition of Playa Corporation".

                   CyPost KK

         Following the acquisition of Playa, the Company decided to establish CyPost KK as a new company to serve as the management company for Playa and to pursue other possible acquisitions in Asia. In connection with the Company causing CyPost KK to be formed, on March 17, 2000, the Company purchased 400 shares of CyPost KK, representing 100% of the then issued and outstanding shares, for $188,870 (20,000,000 Yen), and transferred 180 of such shares, or 45% of the then issued and outstanding shares, to certain members of the management of CyPost KK in consideration of their future effort to raise additional capital for CyPost KK.

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

         On May 22, 2000, Access Media International ("AMI"), a company which is not affiliated with the Company, purchased 200 shares of CyPost KK from CyPost KK for 10,000,000 Yen, resulting in a reduction of the Company's interest in CyPost KK to 44%.

         All 360 shares of CyPost KK stock which were transferred by the Company to these certain members of CyPost KK management were specifically intended to compensate them solely with respect to equity financing activities and were contingent upon their ability to raise additional equity financing in Japan for CyPost KK. Because these individuals were not able to raise such additional financing, no portion of the 360 shares were earned.

         In part because these individuals were ultimately not able to arrange such financing, the Company decided to sell its entire interest in CyPost KK. On July 12, 2000, the Company sold all 630 shares it then owned in CyPost KK to AMI for $220,000, resulting in a gain of $36,202.

         In connection with the sale by the Company of its entire interest in CyPost KK to AMI, on July 3, 2000 these certain members of CyPost KK management
(i) returned to the Company 190 shares of the CyPost KK stock that the Company had previously transferred to them, consisting of the 180 shares transferred to them by the Company in March 2000 and 10 shares transferred to them by the Company in May 2000, (ii) canceled the $78,589 loans made by them to the Company in May 2000 to purchase 170 of the shares, and (iii) retained those 170 shares purchased by the Company, for which the purchase price was $78,589.

         During its period of ownership of CyPost KK, the Company loaned CyPost KK $64,764 and CyPost KK paid certain expenses on behalf of the Company in the amount of $25,542, leaving a balance of $39,222 owed by CyPost KK to the Company at the time of sale. In connection with the sale by the Company of all of its interest in CyPost KK, the Company canceled the net outstanding balance of $39,222 in loans made by the Company to CyPost KK and CyPost KK canceled $39,222 in loans made by CyPost KK to Playa. At September 30, 2000, the last date for which financial statements for Playa were available, there was a balance of $168,062 owed by Playa to CyPost KK. This loan balance has been written off in connection with the abandonment of Playa's business. See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 3 to Notes to Consolidated Financial Statements - Acquisition of Playa Corporation".

         Competition

         The market for providing Internet access services is extremely competitive and highly fragmented. As there are no significant barriers to entry, the Company expects that competition will continue to intensify. Many of the Company's ISP competitors in connectivity, wholesale services and value-added services include large companies that have substantially greater market presence, financial, technical, marketing and other resources than the Company.

         The Company competes directly or indirectly with the following types of companies:

         o established online services, such as Bell Sympatico, Sprint Canada and Look Communication in Canada

         o America Online, the Microsoft Network, Earthlink and Prodigy in the US

         o        local, regional and national ISPs

         o national telecommunications companies, such as AT&T and Verizon

         o        regional Bell operating companies

         o        online cable services in Canada and the U.S.

         The Company believes that the primary competitive factors determining success as an ISP are:

         o        a reputation for reliability and high-quality service

         o        effective customer support

         o        access speed

         o        pricing

         o        scope of geographic coverage

         The Company believes that it competes favorably based on these factors, particularly due to:

         o its emphasis on providing fast and reliable, high quality services and superior customer service and support

         o its policy of pricing services at prices lower than or competitive to those of other national ISPs

         o its policy to focus on second- and third-tier markets where competition from larger ISPs is reduced

         o its goal to establish a niche market in response to the growing concerns for privacy and protection, rather than establishing itself as a competitor of the large ISPs, including telecommunication and cable companies

         Competition in the future is likely to increase and the Company believes this will happen as diversified telecommunications and media companies acquire ISPs, and as ISPs consolidate into larger, more competitive entities.

         Moreover, competitors may bundle security services and products with Internet connectivity services, potentially placing the Company at a significant competitive disadvantage. In addition, competitors may charge less than the Company does for Internet services, forcing the Company to reduce and/or preventing the Company from raising its fees. In such event, future revenue growth and earnings could suffer. The Company will attempt to compete against such companies by offering various value-added services, such as managed security services from partners to its ISP customers. While other larger ISPs offer some security solutions (many are offering client-end filtering as an example), the Company is reviewing the entire spectrum of services available in-house or through partnerships, to ensure that the Company has a thorough selection of security options to utilize and offer its customers.

         Government Regulation

         Internet access and online services are not subject to direct regulation in Canada and the U.S. However, changes in the laws and regulations relating to the telecommunications and media industry could impact the Company's business. For example, the U.S. Federal Communications Commission could begin to regulate the Internet and online services industry.

The Company is unable to predict the impact such regulation in either Canada or the U.S. would have on the Company's business, financial condition and results of operations.

         In addition, from time to time, legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunications regulation, particularly related to the infrastructures on which the Internet rests, access charges, encryption standards and related export controls, content regulation, consumer protection, advertising, intellectual property, privacy, electronic commerce, and taxation, tariff and other trade barriers, among others, have been adopted or are under consideration. The Company is unable to predict which, if any, of the proposals under consideration may be adopted and, with respect to proposals that have been or will be adopted, whether they will have a beneficial or an adverse effect on the Company's business, financial condition and results of operations. Similarly, the Company is unable to predict the effect on the Company from the potential future application of various domestic and foreign laws governing content, export restrictions, privacy, consumer protection, export controls on encryption technology, tariffs and other trade barriers, intellectual property and taxes.

         Proprietary Rights

         The Company has registered the NetRover trade name in Canada, but has not registered that name in the U.S. since, until recently, NetRover ISP Services have been offered exclusively in Canada. The Company has applied for registration in the U.S. of the CyPost trade name. The Company has not registered the Hermes or Intouch trade names in either Canada or the U.S. While the Company believes trade name identification is important to the Company's ISP Services business, the Company does not believe that any one trade name is essential to the success of the Company's operations.

         The Company has not registered the Navaho brand name and is unlikely to do so. If the Company pursues Software Products development again in the future, it is likely to do so under a different brand name.

         Employees

         At December 31, 2000, the Company had 45 employees, of whom approximately 11 were considered to be either temporary or part-time employees. None of the Company's employees was subject to collective bargaining agreements at year-end.

         Risk Factors

         In addition to other information in our Annual Report on Form 10-KSB, you should consider the following important factors in evaluating the Company and its business. These factors may have a significant impact on our business, financial condition or results of operations.

                   Early-Stage Company

         We were incorporated on September 5, 1997. From 1997 through the first quarter of 1999, we focused on developing our Software Products business. Thereafter, we focused on our ISP Services business as we began to acquire our ISP operating businesses. It is the ISP Services business on which we focus presently. Our limited operating history makes an evaluation of our business and prospects very difficult, and our business strategy and mix is still evolving. Our ability to generate significant revenue and operate profitably is unproven and uncertain. You must consider our business and prospects in light of the risks and difficulties we encounter as an early stage company in the new and rapidly evolving market of the Internet, and the rapidly changing environment of software development. These risks and difficulties include, but are not limited to:

         o        a complex and unproven business system

         o        lack of sufficient customers, orders, net sales or cash flow

         o difficulties in managing rapid growth in personnel and operations

         o high capital expenditures associated with our business systems and technologies

         o lack of widespread acceptance of the Internet as a means of gathering and exchanging information and purchasing products

         We cannot be certain that our business strategy will be successful or that we will successfully address these risks. Our failure to address any of the risks described above could have a material adverse effect on our business, financial condition and results of operations.

                   Overall Industry Risks

         Our business and prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the new and rapidly evolving market for dial-up, ISDN, DSL connectivity services, server co-location, Web hosting and e-mail services. To address these risks, we must market our services and build our trade names effectively, provide scalable, reliable and cost-effective services, continue to grow our infrastructure to accommodate additional customers and increased use of our network bandwidth, expand our channels of distribution, continue to respond to competitive developments and retain and motivate qualified personnel.

                   Dependence Upon the Internet and Internet Infrastructure Development

         Our success depends largely upon continued growth in the use of the Internet and increased demand for our ISP Services. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for our services. The adoption of the Internet for information retrieval and exchange, commerce and communications, particularly by those enterprises that have historically relied upon alternative means of information gathering, commerce and communications, generally will require the acceptance of a new medium of conducting business and exchanging information. Demand and market acceptance of the Internet are subject to a high level of uncertainty and depend upon a number of factors, including growth in consumer access to and acceptance of new interactive technologies, the development of technologies that facilitate interactive communication between organizations and targeted audiences and increases in the speed of user access. If the Internet, as a commercial or business medium, fails to develop further or develops more slowly than expected, our business, financial condition and results of operations could be materially adversely affected.

                   Intense Competition From More Traditional ISPs

         The Internet and e-commerce market is extremely competitive. Our competition is comprised of local, regional, national and international companies. Many of our existing and potential competitors are larger and have substantially greater resources than we do. We expect this competition in the Internet and e-commerce markets to intensify as our competitors offer more competitive services. The number and nature of competitors and the amount of competition we will experience will vary by market area. The principal competitive factors that affect our business are breadth of product selection, quality, service, price and customer loyalty. If we fail to effectively compete in any one of these areas, we may lose existing and potential customers, which would have a material adverse effect on our business, financial condition and results of operations.

                   Complex Business System, and Operational Difficulties

         Our business systems and technologies are based on the complex integration of numerous software and hardware subsystems that utilize advanced algorithms to manage the entire process from the receipt and processing of orders and services at our customer service and administration centers. We have, from time to time, experienced operational "bugs" in our systems and technologies which have resulted in order and service errors and interruptions. Operational difficulties may arise from one or more factors including electro-mechanical equipment failures, computer server or system failures, network outages, software performance problems or power failures. We expect operational difficulties to continue to occur from time to time, and it is possible that our operations could be adversely affected. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our website. In addition, fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage our systems or cause them to fail completely. For instance, a fire on January 31, 2000, at our Etobicoke (suburban Toronto), Ontario facility caused service interruption for 36 hours. The efficient operation of our business systems is critical to consumer acceptance of our services. If we are unable to meet customer demand or service expectations as a result of operational issues, we may be unable to develop sustainable, customer relationships, which could have a material adverse effect on our business, financial condition and results of operations.

                   Dependence on Telecommunication Providers

         Our success also depends upon the capacity, scalability, reliability and security of our network infrastructure, including the telecommunications capacity leased from UUNet and other telecommunications network suppliers. We depend on such companies to maintain the operational integrity of their own telecommunications networks. Therefore, our operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers in a consolidated market. A material increase in pricing or decrease in telecommunications capacity available to us could have a material adverse effect on our business, financial condition and results of operations.

                   Significant Capital Investment

         We require substantial amounts of working capital to further build, equip and market certain aspects of our ISP Services in the markets in which we seek to operate. Our competitors have developed or may develop equipment and systems that are more highly automated or less capital-intensive than ours. This could enable them to commence operations in a particular geographic market before we are able to do so, which could harm our competitive position. In addition, because of the substantial capital costs associated with the development of our ISP business, we may be unable to achieve profitability or reduce our operating losses if we do not process sufficient order volumes or significantly expand our customer base.

         As the total number of our ISP customers increases, and their usage of bandwidth increases, we will need to make additional investments in our infrastructure to maintain adequate service, the availability of which may be limited or the cost of which may be significant. Additional network capacity may not be available from third-party suppliers as we need it, and, as a result, our ISP network may not be able to achieve or maintain a sufficiently high capacity of service, especially if the usage of our subscribers increases. Our failure to achieve or maintain high-capacity data transmission could significantly reduce consumer demand for our services and have a material adverse effect on our business, results of operations and financial condition. To accommodate a higher degree of scalability from the present infrastructure, we may have to increase spending on capital assets, such as upgrading and partially replacing existing capital assets and increasing bandwidth.

         At present, we lack the capital to pursue our Software Products business. Any continued development of Software Products would require significant amounts of capital from third parties. We do not have any agreements for that funding and we cannot say if that funding will be available in the future.

         The rate at which our capital is utilized is affected by the pace of our expansion. Since our inception, we have experienced negative cash flow from operations. In the past, we have funded our operating losses and capital expenditures borrowings of debt and convertible debt from private sources. We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures with respect to our existing ISP Services business for at least the next 12 months. We must either raise additional funds to support aspects of our business for 2001 or we will be forced to curtail certain aspects of our business operations, particularly in terms of the growth of and further enhancements to our ISP Services business, or recommencing research and development of Software Products. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain sufficient additional capital when needed, we could be forced to alter our business strategy, delay or abandon some of our expansion plans or sell assets. Any of these events could have a material adverse effect on our business, financial condition and results of operations. In addition, if we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our stockholders may also experience dilution.

                   The Loss of the Services of One or More of Our Key Personnel, or our Failure to Attract, Integrate New Hires and Retain Other Highly Qualified Personnel in the Future Could Harm our Business

         The loss of the services of one or more of our key personnel could harm our business. We depend on the continued services and performance of our senior management and other key personnel, particularly Robert Adams, the President, Chief Operating Officer, Secretary, Treasurer and a director of our Company. Our future success also depends upon the continued service of our executive officers and other key personnel. The competition for talented employees is intense and our ability to attract and retain key employees is a function of a number of factors, some of which are beyond our control, such as the value of other opportunities perceived to be available elsewhere. Other than Mr. Adams, none of our executive officers or key employees is bound by an employment agreement and our relationships with these other officers and key employees are at will.

Item 2.  Description of Property

         The Company entered into a lease with Mansa Holdings Ltd. for office space located at 900-1281 West Georgia Street, Vancouver, British Columbia, comprising approximately 6,500 square feet of space. This space serves as the Company's principal executive offices. The term of the lease is for 60 months and terminates on June 1, 2005. The current monthly rent under this lease is $5,472 (CDN). The property taxes and operating expenses are currently estimated at $6,373 (CDN) per month. The lease contains escalation clauses throughout the term. For the period between June 1, 2001 and May 31, 2003, the monthly rent under this lease will be $6,018.83 (CDN) per month. For the period between June 1, 2003 and May 31, 2005, the monthly rent under this lease will be $6,566.00
(CDN) per month. In the Company's effort to streamline its operations, the Company has entered into an exclusive agreement with a real estate broker to sublease a portion of the space. To date, the Company has not received an offer to sublease this space.

         On November 1, 1997, NetRover entered into a net lease with Bell Canada for office space located at 40 Centre Street, Chatham, Ontario, comprising approximately 1,494 square feet of space. The term of the lease was for 36 months and terminated on November 30, 2000. The monthly net rent throughout the term of the lease was $684.91 (CDN). The property taxes and operation expenses were $942.32 (CDN) per month. This lease was not renewed and the Company obtained different space in Chatham, Ontario, as described in the next paragraph.

         On November 2, 2000, NetRover entered into an assignment of a lease between H.V.M. Holdings Inc., as landlord, and Garden Green Realty Inc., as tenant, for NetRover's office premises located at 405 Riverview Drive, Chatham, Ontario, comprising approximately 2,100 square feet of space. The term of the lease is for 60 months and terminates on May 31, 2003. The current monthly rent under this lease is $1,331 (CDN). The property taxes and operating expenses are currently estimated at $1,880 (CDN) per month. The lease contains escalation clauses throughout the term. For the period between May 31, 2001 and May 31,

2002, the monthly rent under this lease will be $1,420.00 (CDN) per month. For the period between May 31, 2002 and May 31, 2003, the monthly rent under this lease will be $1,508.75 (CDN).

         On July 1, 1995, NetRover entered into a net lease with The Imperial Life Assurance Company of Canada for office space located at 93 Skyway Avenue, Suite 105, Etobicoke, Ontario, comprising approximately 1,777 square feet of space. The term of the lease is for 60 months and terminated on June 30, 2000. The monthly rent under this lease was $1,332.75 (CDN) per month. The property taxes and operating expenses were $1,457.15 (CDN) per month. On June 13, 2000, NetRover amended this lease with The Imperial Life Assurance Company of Canada. The term of the amended lease is for 36 months and terminates on July 31, 2003. The monthly rent throughout the term of the lease is $1,435 (CDN). The property taxes and operation expenses are currently estimated at $1,413 (CDN) per month.

         On January 28, 2000, the Company entered into a gross lease with 890 West Pender Ltd. for office space located at 890 West Pender Street, Vancouver, British Columbia, comprising approximately 650 square feet of space. The term of the lease is for 12 months and terminated on January 31, 2001. The monthly gross rent throughout the term of the lease was $775 (CDN) per month. On January 4, 2001, the Company entered into a Lease Amendment Agreement with 890 West Pender Ltd. for the same premises. The term of the amended lease is for 12 months and terminates on January 31, 2002. The monthly gross rent throughout the term of the lease is $1,086 (CDN) per month.

         The Company has assumed a lease from the former owners of Intouch, for an office located at 3448 Cambie Street, Vancouver, British Columbia, comprising approximately 825 square feet of space. The term of the lease is for 36 months and terminates on December 31, 2001. The monthly rent due for the remainder of the lease term is $1,581 (CDN) per month. The property taxes and operating expenses are currently estimated at $906 (CDN) per month. At the present time, this space is unoccupied and the Company does not intend to renew this lease.

         The Company has entered into an Assignment of a Lease with American Property Management for two offices located at 1016 and 1008 SW Taylor Street, Portland, Oregon, comprising approximately 1,902 and 457 square feet of space, respectively. The term of this lease is for 36 months and terminates on January 31, 2002. The aggregate monthly rent is $2,801 per month. The additional expenses are currently estimated at $284.03 consisting of an Internet access fee of $231.53 per month and water usage in the amount of $52.50 per month.

         The Company entered into an Amendment and Novation Agreement dated October 27, 1999, with Timothy B. White Properties and CNW for office space located at 117 North First Street, Mount Vernon, Washington, comprising approximately 2,471 square feet of space. The term of the lease is for 64 months and terminates on August 31, 2003. The current net rent under the lease is $3,000 per month. In addition, the Company is responsible for 87% of the electrical bill which is currently estimated at $450 per month. The lease contains escalation clauses throughout the term. For the period September 1, 2001 and August 31, 2002, the monthly rent under this lease will be $3,200.00 per month. For the period between September 1, 2002 and August 31, 2003, the monthly rent under this lease will be $3,400.00 per month. The Company has one five-year option on this office space.

         The Company entered into an Assignment of Lease and Acceptance dated October 26, 1999, with Sixth and Virginia Properties and Connect Northwest LLC for office located at 2001 Sixth Avenue, Suite 705, Seattle, Washington, comprising approximately 210 square feet of space. The term of the lease ends June 30, 2001. The monthly rent is $1,299 per month. The Company intends to renew its lease for a minimum of one year. The Company has contacted the landlord for this space, and the landlord has indicated that it is willing to renew the lease for a period of three years based on current market values. The Company anticipates receiving an offer to renew this lease.

Item 3.  Legal Proceedings

         Canada Post Litigation

         On June 11, 1999, Canada Post Corporation ("Canada Post")filed a Statement of Claim in the Federal Court of Canada (Court File No. T-1022-99) in which it sought injunctive and unspecified monetary relief for the allegedly "improper" use by the Company's subsidiary, ePost Innovations, of certain marks and names which contain the component "post". On October 18, 1999, ePost Innovations filed its Defense and Counterclaim. In a motion heard November 24, 1999, Canada Post Corporation challenged certain parts of the Counterclaim and the Federal Court reserved judgment. There has been no pre-trial discovery and no trial date has been set.

         On May 25, 1999, ePost Innovations filed a statement of Claim in the British Columbia Court (Court File No. C992649) seeking a declaration that the public notice of Canada Post's adoption and use of CYBERPOSTE and CYBERPOST on November 18, 1998 and December 9, 1998 respectively, did not affect the Company's use of CyPost and ePost Innovations as trademarks and trade-names prior to said dates. ePost Innovations sought summary judgment for such a declaration and on September 14, 1999, the BC Court rejected summary judgment on the basis that no right of the Company was being infringed and that a trial of the issues was more appropriate. The rejection is pending appeal. There has been no pre-trial discovery (except to the extent that some was done as part of the summary judgment application) and no trial date has been set.

         Canada Post seeks relief in the form of preventing ePost Innovations from using trademarks, trade names or brand names and does not seek monetary damages. Accordingly, the Company does not believe that this litigation will have a material impact on its future results of operations, financial condition and liquidity.

         ePost Innovations and Canada Post have commenced settlement discussions to resolve the litigation. However, due to the inherent uncertainties of litigation, the Company cannot predict whether the parties will reach a definitive settlement and, if they do, whether the terms of any settlement will be favorable to the Company.

         Berry Litigation

         On March 31, 2000, the Company commenced suit in the Supreme Court of British Columbia, Action #S001822, Vancouver Registry against Tia Berry (the "Tia Action"), the wife of Steven Berry ("Berry"), the former President and Chief Executive Officer of the Company. In the Tia Action, the Company claims $42,516 (CDN) from Tia Berry on account of monies paid to her by the Company which she was not entitled to receive. Tia Berry has filed a Statement of Defense in the Tia Action in which she alleges that the payments which she received from the Company were to reimburse her for business expenses which she had charged to her credit cards on behalf of Berry. The Tia Action has not yet been set for trial.

         On April 4, 2000, Berry commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 601448/2000), against the Company and Continental Stock Transfer Company ("Continental"), (the "New York Action"). In the New York Action, Berry claimed damages for alleged conversion, fraud, breach of contract and breach of fiduciary duty all arising from the alleged wrongful Stop Transfer Order which the Company placed relating to 75,000 shares of the Company's Common Stock registered in Berry's name and the Company's cancellation of a further 600,000 shares (the "Contingent Shares"). The complaint in the New York Action claims damages in excess of $3,000,000 with the precise amount to be determined at trial.

         Berry received the 600,000 Contingent Shares upon condition that he would remain in the Company's employ as Chief Executive Officer for at least two years. Berry commenced his employment with the Company on January 4, 1999, and resigned his employment with the Company on January 17, 2000. Following Berry's resignation, the Company attempted to have a Stop Transfer Order issued with respect to the 75,000 shares registered in Berry's name and cancel the 600,000 Contingent Shares. The Stop Transfer Order was not effective and Berry subsequently sold the 75,000 shares.

         On May 19, 2000 CyPost and ePost Innovations commenced suit in the Supreme Court of British Columbia, Action #S002798, Vancouver Registry, against Berry and his wife, Tia Berry (the "BC Action"). In the BC Action, the Company seeks an order directing Berry to return the 600,000 Contingent Shares to the Company for cancellation or an order entitling the Company to cancel the same on the basis that Berry did not fulfill the employment conditions which were the condition precedent to his becoming the beneficial owner of the Contingent Shares.

         In the BC Action, the Company also claims at least $800,000 (CDN) from Berry on account of breach of fiduciary duty, negligence, breach of statutory duties and breach of contract arising from Berry's failure to properly carry out his employment responsibilities. In the BC Action, the Company also claims $34,013 (CDN) from Berry and Tia Berry on account of conspiracy to defraud and injure the Company and ePost Innovations by causing certain personal expenses to be paid by the Company rather than by Berry and Tia Berry personally. The Company also claims punitive and exemplary damages from Berry and Tia Berry in the BC Action.

         On May 25, 2000, the Company moved in the New York Action for an order dismissing the action against the Company for lack of jurisdiction or, in the alternative, on the basis of forum non conveniens. On September 5, 2000, the court dismissed the New York Action on forum non conveniens grounds, subject to the Company making certain stipulations in the New York Action. Those stipulations have been made and the appeal period in the New York Action has expired without Berry or any other party appealing the September 5, 2000 order.

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

         On December 21, 2000, Berry and Tia Berry commenced suit in the Supreme Court of British Columbia, Action #S006790, Vancouver Registry, against CyPost, ePost Innovations, Kelly Shane Montalban, J. Thomas W. Johnston, Carl Whitehead and Robert Sendoh (the "Berry Action"). Statements of Defense have been filed on behalf of the Company and the other defendants.

         The Plaintiffs in the Berry Action allege that the Tia Action, the BC Action, and the action by Kelly Shane Montalban (Supreme Court of British Columbia, Action #S002147, Vancouver Registry), against Berry for specific performance of an option agreement (the "Montalban Action"), collectively, amount to an abuse of process, malicious prosecution, unlawful interference with the Plaintiffs' economic rights, or were commenced pursuant to a civil conspiracy to injure the Plaintiffs.

         In the Berry Action, the Plaintiffs seek a declaration that Berry is entitled to the 600,000 Contingent Shares and claim unspecified damages which are estimated at $2,000,000 (CDN) based on the Statement of Claim. They also claim punitive or aggravated damages and costs. The Company believes that the allegations in the Berry Action are without merit and they will be vigorously defended.

         It is expected that the Tia Action, the BC Action and the Berry Action will be consolidated for the purposes of trial due to the fact that there are numerous issues of fact and law which are common to all of these actions. The Company believes that trial will likely take place in the fall of 2002.

         The Company is also subject to routine litigation from time to time in the operations of its business. None of such routine litigation is material to the Company, its assets or results of operations.

         Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of any litigation to which it is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The authorized capital stock of the Company consists of 35,000,000 shares, of which 30,000,000 shares are designated as Common Stock and 5,000,000 shares are designated as Preferred Stock, par value $.001 per share. On September 24, 1999, the Company effected a 3-for-2 split of its shares of Common Stock. All share amounts stated in this Report have been adjusted retroactively to give effect to this stock split.

         The Company's Common Stock was first listed on the Over the Counter Bulletin Board ("OTCBB") on September 24, 1998, under the symbol "POST". Prior to that time, there was no market for the Company's Common Stock.

         On April 17, 2000, the Company's Common Stock was removed from trading on the OTCBB, because of its failure to remain current in its Securities and Exchange Commission ("SEC") reporting obligations as required by NASD Rule 6530. Thereafter, the Company's Common Stock was quoted in the "Pink Sheets", pending the Company's compliance with Exchange Act reporting requirements and the OTCBB listing requirements. On March 27, 2001, the Company's Common Stock re-commenced trading on the OTCBB, where it currently trades under the symbol "POST".

         The table below sets forth, for the periods indicated, the high and low bid prices of the Common Stock, for the period January 1, 1999 through December 31, 2000, as reported by the "Pink Sheets" Library Research Department.


                                    2000                         1999
                            --------------------       -------------------------
                            High Bid    Low Bid        High Bid       Low Bid

 1st Quarter...........      $4.281      $3.00          $  2.438       $1.20

 2nd Quarter...........      $3.063      $0.75          $  4.50        $2.50

 3rd Quarter...........      $0.80       $0.30          $ 12.50        $4.438

 4th Quarter...........      $0.70       $0.18          $  9.406       $8.625


         These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         There were approximately 101 record holders of the Company's Common Stock as of April 2, 2001.

         The Company has never declared or paid any cash dividends and does not intend to pay cash dividends in the foreseeable future on the shares of Common Stock. Cash dividends, if any, that may be paid in the future to holders of Common Stock will be payable when, as and if declared by the Board of Directors of the Company, based upon the Board's assessment of the financial condition of the Company, its earnings, need for funds, capital requirements, and other factors, including any applicable laws. The Company is not a party to any agreement restricting the payment of dividends.

         Recent Sales of Unregistered Stock

         On March 2, 2000, the Company issued 26,500 shares of its Common Stock to Kaplan Gottbetter & Levenson, LLP ("KGL"), its prior counsel, as payment for legal services. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering. The 26,500 shares were subsequently registered by the Company with the SEC on behalf of KGL, as selling stockholder.

         On March 13, 2000, the Company issued 80,558 shares of its Common Stock to the owners of Internet Arena, as payment for the balance due in accordance to the Company's acquisition of that entity. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         On June 8, 2000, the Company issued 771,426 shares of its Common Stock to the selling stockholders of Playa as partial payment of the purchase price $3,000,000 in connection with the Company's acquisition of that company. Due to the discovery of a clerical error in the share conversion price of the terms of the transaction, an additional 14,029 shares of the Company's Common Stock were issued to the selling stockholders of Playa on January 23, 2001. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering or Regulation S promulgated thereunder for transactions by an issuer outside the U.S.

         On August 1, 2000, the Company issued an aggregate 129,500 shares of its Common Stock to seven employees in consideration for their providing certain services to the Company from June 16, 2000 through July 15, 2000. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering or Regulation S promulgated thereunder for transactions by an issuer outside the U.S.

         On August 1, 2000, the Company also issued 75,000 shares of its Common Stock to each of the Company's three directors in consideration for their providing certain services to the Company from June 16, 2000 through July 15, 2000. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering or Regulation S promulgated thereunder for transactions by an issuer outside the U.S.

         On August 17, 2000, the Company issued an aggregate 43,500 shares of its Common Stock to six people for their providing consulting work to the Company from April 1, 2000 through June 30, 2000. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering or Regulation S promulgated thereunder for transactions by an issuer outside the U.S.

         On January 23, 2001, the Company issued an aggregate 25,000 of its Common Stock to three employees in consideration for their providing certain services to the Company from September 1, 2000 through September 30, 2000. These shares were issued pursuant to the exemption from registration contained in
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering or Regulation S promulgated thereunder for transactions by an issuer outside the U.S.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements which are not historical facts contained in this Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to the Consolidated Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

         Overview

         The Company is engaged in the business of providing ISP Services for business and personal use. Previously, the Company was also involved in developing certain Software Products, which activities the Company no longer pursues.

         The Company was a development stage company until the first quarter of 1999, when it began to offer the first of its Navaho brand Software Products and broaden its strategic focus through the acquisition of six ISPs. Currently, providing ISP Services is the focus of the Company's business. The Company's business operations are presently conducted in Canada and the United States.

         The Company derives virtually all of its revenues from its ISP Services. At present, most of the revenue from ISP Services can be attributed to connectivity, although the Company's network of ISP Services is moving towards focusing on Web hosting and server co-location, anticipating a strong hold over connectivity by the larger ISPs in a few years' time.

         During 2000, the Company began streamlining and consolidating its ISP Services operations to enhance efficiency and reduce operating expenses. The Company has embarked on a program to centralize ISP Services to the greatest extent possible, as follows:

o Customer Support. During the second half of 2000, the Company began consolidating all aspects of customer support (including end user technical issues) into the Chatham, Ontario facility. In early 2001, customer support for Oregon ISP Services customers were consolidated into the Chatham facility and by mid-2001 it is expected that customer support for all of the Company's ISP Services customers will be handled by the Chatham facility.

o Billing and Collections. During the second half of 2000, the Chatham facility took over billing and collections for British Columbia customers, in addition to continuing billing and collections for all other Canadian customers. It is anticipated that by mid-2001, billing and collections for the rest of the Company's ISP Services customers will be consolidated into the Chatham facility.

o Network Operations. During 2000, the Company reduced four maintenance and repair teams to two regionally-based teams. A team based in Toronto provides primary monitoring and repair of all servers and routers covering all Canadian ISP Services customers and provides overflow assistance to the Pacific Northwest, while a Seattle team provides primary monitoring and repair of all servers and routers covering all of the Pacific Northwest ISP Services customers and provides overflow assistance to Canada.

         The Company is also consolidating Web hosting and dedicated services into Toronto, a process which began in late-2000 and is expected to be completed by late-2001. Other ISP

Services such as e-mail and user authentication (i.e., customer security) will continue to be handled from regional data centers. Beginning in early 2001, all new Web hosting customers, wherever located, will be hosted from Toronto. The Company is also considering implementing other consolidated services to achieve greater efficiency and cost savings.

         As part of Management's ongoing review and consolidation of the Company's operations, nine of 14 employees in the Vancouver office were terminated or resigned during 2000. The Company did not incur significant costs and does not expect to incur significant costs in the future in connection with these terminations.

         During the second half of 2000, as part of Management's ongoing review of the Company's operations, it re-evaluated the role that Playa fills for the Company as a whole. Management took into consideration a number of factors, including without limitation, weak performance by Playa, the difficulties of operating one small Japanese company following the sale by the Company of CyPost KK, a former subsidiary of the Company, and the Company's own liquidity needs.

         During the third quarter of 2000, Management of the Company decided not to fund Playa any longer and to require Playa to be able to provide for its funding needs from its own operations or locally in Japan. Playa had been generating operating losses since its acquisition by the Company. Also during the third quarter of 2000, Playa and CyPost KK (which was no longer a subsidiary of the Company) entered into negotiations regarding an outsourcing agreement pursuant to which Playa would provide programming services to CyPost KK. Playa was largely dependent upon this agreement in order to satisfy the Company's requirement that Playa provide for its funding needs from its own operations. The agreement also was expected to have a significant impact on the Company's ability to pay certain trade payable on a current basis.

         During the fourth quarter of 2000, Management of the Company decided that Playa would not enter into the outsourcing agreement between Playa and CyPost KK because the terms were not favorable to Playa. Additionally, a significant number of Playa's employees left Playa and one of Playa's two offices was closed. As a result, the Company abandoned Playa's business and has written off Playa's assets in the amount of $2,201,253, consisting of approximately $3,067,065 in actual assets, including goodwill, and approximately $865,812 of liabilities owed by Playa to various parties for which the Company does not believe it is liable. See Part I, Item 1, "Description of Business - Recent Acquisitions" and "Note 3 to Notes to Consolidated Financial Statements - Acquisition of Playa Corporation".

         At the end of 2000, Management assessed the recoverability of the Company's Software Products assets and determined that these assets were impaired. Therefore, the Company has written off the net book value of these assets in the amount of $128,726. Any future effort to recommence development of the Company's Software Products will require substantial additional third-party financing. There are no plans at present to recommence development of the Company's Software Products and there are no agreements to provide the necessary funding for such effort. There can be no assurance that any such agreements will be reached or, if they are reached, whether they will be on terms acceptable to the Company or will result in successful development of the Software Products. See Part I, Item 1, "Description of Business - Software Products Business" and "Description of Business - Risk Factors - Significant Capital Investment", and "Note 2 to Notes to Consolidated Financial Statements - Software Development Costs".

         On January 31, 2000, the Company suffered a fire loss at its Etobicoke (suburban Toronto), Ontario facility. The loss was completely covered by insurance. The Company received net insurance recovery from its fire insurance in the amount of $228,966.

         Results of Operations for the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

         When comparing the Company's results of operations for the fiscal year ended December 31, 2000, with the results of operations for the fiscal year ended December 31, 1999, the following factors should be kept in mind:

         o Meaningful comparison of results between fiscal 2000 and fiscal 1999 are difficult to make due to the inherent dissimilarity of the operations of the Company in fiscal 2000 compared to fiscal 1999;

         o Results of operations for the fiscal year ended December 31, 1999 do not reflect a full year of operations since the Company's first acquisition of an ISP business occurred in June 1999 and its most significant ISP acquisition, NetRover and NetRover Office, occurred in October 1999, meaning that ISP-related revenue was not generated during all of fiscal 1999, whereas there was a full year of ISP-related business operations during 2000;

         o Results of operations for the fiscal year ended December 31, 2000 appear to show significant growth in both revenue and expenses over the fiscal year December 31, 1999; however, this is a result of a full year of operations in 2000 from the six acquired ISP businesses. No conclusion can be drawn regarding the future rate of growth of either revenues or expenses based on the rate of growth of revenue and expenses in fiscal 2000 compared to fiscal 1999; and

         o There is no guarantee that the Company will acquire any additional ISP businesses or will increase its ISP Services business as a result of internal growth. The Company does not have adequate resources at present to significantly grow its ISP Services business. See "Liquidity and Capital Resources" below.

         Due to these factors, and others, the results of operations for the fiscal year ended December 31, 2000 may not be an accurate reflection of future performance or future rates of growth of either revenue or expenses, or both.

         Substantially all of the Company's revenue was earned from ISP Services during the fiscal year ended December 31, 2000. The Company generated net revenue of $4,595,823 during fiscal 2000, compared to $1,020,541 during fiscal 1999. This increase is primarily attributable to the fact that the Company's first acquisition of an ISP business occurred in June 1999 and its most significant ISP acquisition, NetRover and NetRover Office, occurred in October 1999, meaning that ISP-related revenue was not generated during all of fiscal 1999, whereas there was a full year of ISP-related business operations during 2000.

         Direct costs, which consist primarily of telecommunications charges associated with providing Internet connection services to customers, were $2,138,456 during fiscal 2000, compared to $563,118 during fiscal 1999. This increase is primarily attributable to the fact that the Company's first acquisition of an ISP business occurred in mid-1999 and its most significant ISP acquisition, NetRover and NetRover Office, occurred in October 1999, meaning that ISP-related costs were not incurred during all of fiscal 1999, whereas there was a full year of ISP-related business operations during 2000.

         Selling, general and administrative expenses were $3,546,654 during fiscal 2000, compared to $1,999,151 during fiscal 1999. The increase in such expenses during fiscal 2000 is primarily a result of the Company's having a full year of ISP-related business operations during 2000.

         Amortization and depreciation was $2,912,555 during fiscal 2000, compared to $588,538 during fiscal 1999. The increase in such expenses during fiscal 2000 is primarily due to the fact that amortization of goodwill was for half a year during 1999 compared to a full year during 2000.

         The Company had interest expense in the amount of $2,113,570 during fiscal 2000, compared to $2,221,322 during fiscal 1999. The amount expensed in fiscal 2000 consists of (i) a beneficial conversion feature in the amount of $1,962,500 attributable to renegotiation of the conversion feature of loans made to the Company by Blue Heron Venture Fund Ltd. ("Blue Heron"), which loans are unsecured, bear interest at 8% per annum and are payable on demand and (ii) interest expense in the amount of $151,070 attributable to interest for Blue Heron and Pacific Gate Capital Corporation ("Pacific Gate"), another of the Company's lenders. See "Liquidity and Capital Resources" below.

         The Company had a net loss of $8,288,879, or $.39 per share, for the fiscal year ended December 31, 2000, compared to a net loss of $4,351,588, or $.28 per share, for the fiscal year ended December 31, 1999. This increase in loss is primarily a result of increased loss from operations in fiscal 2000 compared to fiscal 1999, augmented by the write off of certain assets, and partially offset by net proceeds from fire insurance and gain on sale of CyPost KK. During the quarter ended December 31, 2000, the Company abandoned Playa's business, resulting in a loss of $2,201,253, and wrote off its impaired Software Products assets in the amount of $128,726. During fiscal 2000, the Company recognized gain on the sale of CyPost KK in the amount of $36,202 and received net proceeds from fire insurance in the aggregate amount of $228,966, in connection with a fire suffered at the Etobicoke (suburban Toronto), Ontario facility in January 2000.

         Liquidity and Capital Resources

         The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss for the year ended December 31, 2000 of $8,288,879, compared to a net loss for the year ended December 31, 1999 of $4,351,588. For the year ended December 31, 2000, the Company had a working capital deficit of $3,044,289, which is primarily due to the Company's use of current assets to acquire its ISP and Software Products businesses, and professional fees. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

         The Company has obtained most of its financing through Blue Heron. The loans were made under agreements pursuant to which the Company could borrow up to $16,000,000 in unsecured loans from Blue Heron. The loans are evidenced by the Company's Convertible Demand Notes (the "Blue Heron Demand Notes"). The Blue Heron Demand Notes bear interest at 8% per annum, are payable on demand and are convertible into shares of the Company's Common Stock at the lender's option, in which case Blue Heron would waive its right to be paid interest under the Blue Heron Demand Notes. During 1999, $4,000,000 of outstanding loans were converted into 4,500,000 shares of the Company's Common Stock. On August 16, 1999, $1,000,000 aggregate principal amount of Blue Heron Demand Notes were converted into 1,500,000 shares of Common Stock, at a conversion price of $0.67 per share. On November 24, 1999, an aggregate additional principal amount of $3,000,000 of Blue Heron Demand Notes were converted into an additional 3,000,000 shares of Common Stock, at a conversion price of $1.00 per share.

         On April 27, 2000, the Company renegotiated the conversion share price of its remaining $2,000,000 and $10,000,000 loan facilities with Blue Heron. The conversion feature with respect to the loan facility in the amount of $2,000,000 was reduced from $1.33 per share to $.75 per share, and the conversion feature with respect to the loan facility in the amount of $10,000,000 was reduced from $2.67 per share to $.75 per share.

         During the fiscal year ended December 31, 2000, the Company borrowed an additional $1,210,000 from Blue Heron, resulting in an aggregate outstanding principal amount of the loans of $2,085,000 as of December 31, 2000. If the Blue Heron Demand Notes in such aggregate principal amount were converted, Blue Heron would be entitled to an additional 2,780,000 shares of the Company's Common Stock.

         Blue Heron is free to withdraw this credit facility at any time, and since these loans are payable on demand, the Company's ability to continue operations is dependent upon the willingness of Blue Heron to forbear from demanding payment. The Company believes that Blue Heron will continue to forbear payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. Should Blue Heron demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which Management would not find acceptable.

         On April 11, 2001, the Company received a letter from Blue Heron, stating its willingness to renegotiate the terms of the Blue Heron loans from demand loans to term loans. The actual terms of any such renegotiation are subject to agreement between the Company and Blue Heron, and no assurance can be given that the parties will reach agreement on the new terms of the loans. Kelly Shane Montalban, a principal stockholder of the Company, may be deemed to have an indirect pecuniary interest in Blue Heron as a result of his status as fund manager for Blue Heron. Blue Heron is also a principal stockholder of the Company. Blue Heron may be deemed to be an affiliate of Pacific Gate, another of the Company's lenders, in which Mr. Montalban is the sole stockholder, sole director and sole officer. See Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management" and Part III, Item 12, "Certain Relationships and Related Transactions".

         During the fiscal year ended December 31, 2000, the Company borrowed an aggregate $125,000 from Pacific Gate, of which amount $25,000 was outstanding on December 31, 2000. These loans bear interest at 8% per annum and are payable on demand. Since these loans are payable on demand, the Company's ability to continue operations is dependent upon the willingness of Pacific Gate to forbear from demanding payment. The Company believes that Pacific Gate will continue to forbear payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. Should Pacific Gate demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.

         On April 11, 2001, the Company received a letter from Pacific Gate, stating its willingness to renegotiate the terms of the Pacific Gate loans from demand loans to terms loans. The actual terms of any such renegotiation are subject to agreement between the Company and Pacific Gate, and no assurance can be given that the parties will reach agreement on the new terms of the loans. Pacific Gate is an affiliate of Kelly Shane Montalban, a principal stockholder of the Company, who is also the sole stockholder, sole director and sole officer of Pacific Gate; and may be deemed to be an affiliate of Blue Heron through Kelly Shane Montalban, who is fund manager for Blue Heron. See Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management" and Part III, Item 12, "Certain Relationships and Related Transactions".

         In connection with the acquisition of Playa, the Company assumed certain loans payable by Playa. As of September 30, 2000, the last date for which financial statements for Playa were available, the aggregate outstanding principal amount of the loans was $608,392. This loan balance has been written off in connection with the abandonment of Playa's business. See Part I, Item I, "Description of Business - Recent Acquisitions" and "Note 3 to Notes to Consolidated Financial Statements - Acquisition of Playa Corporation".

         During its period of ownership of CyPost KK, the Company loaned CyPost KK $64,764 and CyPost KK paid certain expenses on behalf of the Company in the amount of $25,542, leaving a balance of $39,222 owed by CyPost KK to the Company at the time of sale. In connection with the sale by the Company of all of its interest in CyPost KK, the Company canceled the net outstanding balance of $39,222 in loans made by the Company to CyPost KK and CyPost KK canceled $39,222 in loans made by CyPost KK to Playa. At September 30, 2000, the last date for which financial statements for Playa were available, there was a balance of $168,062 owed by Playa to CyPost KK. This loan balance has been written off in connection with the abandonment of Playa's business. See "Part I, Item 1, "Description of Business - Recent Acquisitions - Playa Corporation" and "Note 3 to Notes to Consolidated Financial Statements - Acquisition of Playa Corporation".

         The Company's cash position on December 31, 2000 decreased to $250,631, compared to $415,779 on December 31, 1999, primarily attributable to the acquisition of Playa and CyPost KK.

         The Company's net cash used in operating activities totaled $627,214 during the fiscal year ended December 31, 2000, compared to $970,964 during the fiscal year ended December 31, 1999.

         The Company's net cash used in investing activities totaled $851,523 during the fiscal year ended December 31, 2000, compared to $4,091,469 during the fiscal year ended December 31, 1999.

         Capitalized software development costs during the fiscal year ended December 31, 2000 totaled $87,431. The Company has written off its Software Products assets. See Part I, Item 1, "Description of Business - Software Products Business" and "Note 2 to Notes to Consolidated Financial Statements - Software Development Costs".

         The Company's financing activities during the fiscal year ended December 31, 2000 consisted of $1,413,589 of gross loan proceeds provided by Blue Heron, CyPost KK management and Pacific Gate, compared to $5,431,000 during the year ended December 31, 1999, consisting of $4,875,000 of loans provided by Blue Heron and $556,000 provided through the exercise of warrants by certain individuals to purchase an aggregate 2,085,000 shares of the Company's Common Stock .

Item 7.  Financial Statements

         The Consolidated Financial Statements of the Company are submitted as a separate section of this Annual Report on Form 10-KSB commencing on Page F-1 immediately following Part IV of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         On October 24, 2000, the Board of the Company decided not to re-engage the services of Arthur Andersen LLP as the Company's auditors, and to engage Hollander, Lumer & Co. LLP ("HLC") as the Company's independent auditors, effectively immediately.

         The report of Arthur Andersen LLP on the consolidated financial statements of the Company and subsidiaries for the year ended December 31, 1999 did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to audit scope or accounting principles. However, the accountant's report on the Company's consolidated financial statements for the year ended December 31, 1999 was modified as to an uncertainty with an explanatory paragraph with respect to the Company's ability to continue as a going concern.

         There were no disagreements with Arthur Andersen LLP as of the date of their report and through to period ended October 24, 2000, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused such firm reference to the subject matter of the disagreement(s) in connection with their report.

         The Company provided Arthur Andersen LLP a copy of a Current Report on Form 8-K dated October 31, 2000 and Form 8-K/A dated November 21, 2000, and requested Arthur Andersen LLP to furnish a letter addressed to the SEC stating whether it agrees with the statements made by the Company therein and, if not, stating the respects in which it does not agree. Arthur Andersen LLP furnished said letter without qualification.

         As a result of merger, the accounting firm of Good Swartz Brown & Berns LLP succeeded to the business and clientele of HLC effective March 28, 2001. The Company has filed a Current Report on Form 8-K with respect to this matter.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table sets forth certain information concerning the directors and executive officers of the Company:

        Name            Age    All Positions with the Company

Robert Sendoh            50    Chairman of the Board and Former Chief Executive
                               Officer

Robert Adams             40    President, Chief Operating Officer, Secretary,
                               Treasurer and Director

Tami Allan               34    Vice President of North American Operations

J. Thomas W. Johnston    59    Director

Carl Whitehead           31    Former President, Secretary, Treasurer and
                               Director

Steven M. Berry          40    Former President, Chief Executive Officer, Chief
                               Operating Officer and Director

         Robert Sendoh has served as Chairman of the Board since the Company's inception on September 5, 1997. On January 17, 2000, Mr. Sendoh succeeded Steven
M. Berry as Chief Executive Officer and resigned from that position on August 31, 2000. After receiving his B.A. in Economics from Meiji University in Tokyo in 1973, Mr. Sendoh founded KKG Incorporated, a project planning and development company, located in Tokyo, Japan. KKG Incorporated was responsible for the planning and construction of major shopping centers, golf courses and residential complexes around the world. Mr. Sendoh founded the Windvalley Sailing School, which operated from February 1994 to December 1998. He is currently an Instructor/Director, and Evaluator with the International Sail and Power Association, a non-profit organization. Since June 1990, Mr. Sendoh has acted as a director of Generator Distribution Company Ltd., formerly known as of EFFE Sportswear USA Inc., an international manufacturer of snowboarding apparel.

         Robert Adams became a director of the Company on July 25, 2000. Mr. Adams was also appointed President, Chief Operating Officer, Secretary and Treasurer of the Company on that date. On March 24, 1995, Mr. Adams co-founded NetRover and NetRover Office. From the inception of NetRover until its acquisition by the Company in October 1999, Mr. Adams was responsible for the day-to-day management of NetRover's customer dial-up network infrastructure. Mr. Adams evaluated new products and services that could be offered to

NetRover's customer base. Mr. Adams was also responsible for all aspects of financing NetRover. See Part III, Item 12, "Certain Relationships and Related Transactions".

         Tami Allan was appointed Vice President of North American Operations for the Company on July 25, 2000. She is responsible for streamlining the operational procedures of the Company. Prior to her involvement with the Company, Tami Allan, along with Robert Adams, co-founded NetRover and NetRover Office on March 24, 1995. From the inception of NetRover until its acquisition by the Company in October 1999, Tami Allan was responsible for NetRover's and NetRover Office's marketing, customer support and billing. Ms. Allan has over 15 years experience in the computer industry and has been involved in computer sales, marketing, accounting and billing, and various aspects of computer company operations. See Part III, Item 12, "Certain Relationships and Related Transactions".

         J. Thomas W. Johnston joined the Company's Board of Directors on January 17, 2000. Mr. Johnston is, and has been, a licensed pilot for Canadian Airlines, now Air Canada, for more than 35 years, and has served as an airline captain for the past 29 years.

         Carl Whitehead served as a director of the Company and its Secretary and Treasurer from September 17, 1997 through July 25, 2000. In addition, Mr. Whitehead served as President of the Company from January 1, 1998 through January 4, 1999, and again from April 3, 2000 through July 25, 2000. Mr. Whitehead resigned from all positions with the Company on July 25, 2000. Since June 1997, Mr. Whitehead has also been Vice President Secretary, Treasurer and a director of MII. Mr. Whitehead was also the founder and owner of Futuresite Productions, a computer service company which supplies maintains, and services personal and business computers in British Columbia, Canada.

         Steven M. Berry served as President, Chief Executive Officer and Chief Operating Officer of the Company from January 4, 1999 through January 17, 2000. Mr. Berry served as a director of the Company from March 1, 1999 to January 17, 2000. Mr. Berry resigned from all positions with the Company on January 17, 2000. See Part I, Item 3, "Legal Proceedings".

         The present term of each director expires at the next Annual Meeting of Stockholders of the Company. Executive officers are elected at the Annual Meeting of the Board of Directors held immediately following the Annual Meeting of Stockholders and serve at the pleasure of the Board of Directors.

         Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC. Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 2000 through December 31, 2000, all directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that Robert Sendoh was late in filing one Form 4; Robert Adams was late in filing Form 3; Carl Whitehead was late in filing one Form 4; J. Thomas W. Johnston was late in filing Form 3 and one Form 4; Tami Allan was late in filing Form 3; and Kelly Shane Montalban was late in filing seven Forms 4. The Company does not believe that Blue Heron has filed a Form 3 or any Forms 4.

Item 10. Executive Compensation

         Cash Compensation

         The following table sets forth compensation paid or awarded to the Chief Executive Officer and all executive officers of the Company whose compensation exceeded $100,000 for all services rendered to the Company during the last two fiscal years:

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------


                                                                  Long Term
                                     Annual     Compensation     Compensation

                                                                Restricted Stock
Name and Principal Position           Year         Salary           Awards

Robert Sendoh(1),                     1999        $ 82,795              -
     Chairman of the Board and        2000        $ 44,115           75,000(2)
     Chief Executive Officer

Steven M. Berry(3),                   1999        $120,000          600,000(4)
     Chief Executive Officer,         2000        $  5,207              -
     Chief Operating Officer and
     President

Robert Adams(5),                      1999        $ 11,676              -
     President and Chief              2000        $ 46,704              -
     Operating Officer

  ---------

(1) Mr. Sendoh was Chief Executive Officer of the Company from January 17, 2000 through August 31, 2000.

(2) On August 1, 2000, Mr. Sendoh received 75,000 shares of the Company's Common Stock, valued at $.5938 per share, for his service as a director of the Company from June 16, 2000 through July 15, 2000. See Part II, Item 5, "Market for Common Equity and Related Stockholder Matters".

(footnotes continued on next page)

(3) Mr. Berry became Chief Executive Officer of the Company on January 4, 1999, and served in that capacity until his resignation on January 17, 2000.

(4) These are the Contingent Shares which are partially the subject of litigation between the Company and Mr. Berry. See Part I, Item 3, "Legal Proceedings".

(5) The Company has not had a Chief Executive Officer since August 31, 2000. Mr. Adams has served as President and Chief Operating Officer of the Company since July 25, 2000.


         Consulting and Employment Agreements

         The Company has an employment agreement with Robert Adams. The employment agreement provides for Mr. Adams' employment by the Company as its "Operations Manager of Canadian ISP Division", at an annual salary of $70,000
(CDN). The employment agreement has an initial term of three years commencing on October 5, 1999 and ending on October 4, 2002. The employment agreement will automatically renew for successive terms, on a year to year basis, unless notice of non-renewal is given by either the Company or Mr. Adams at least 90 days prior to the expiration of the then applicable term of the contact. Bonuses may be awarded to Mr. Adams based on his annual review, which takes place each January. In addition, Mr. Adams is eligible for increases in his base salary, in the discretion of the Company, on the anniversary date of each year of the employment agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to all persons, or groups of persons, known by the Company to own beneficially more than five percent of the Common Stock of the Company, and as to the beneficial ownership thereof of the directors and executive officers of the Company, individually and as a group, all as at April 2, 2001:

Name and Address of                           Shares                 Percentage
 Beneficial Owner                        Beneficially Owned           Ownership


Blue Heron Venture Fund Ltd.(1)               4,410,400                 20.5%
Citco Fund Services (Bahamas) Ltd.
Bahamas Financial Center
3rd Floor, Shirley & Charlotte Streets
Nassau, Bahamas

-------------
(1) In addition, Blue Heron has the right to convert the outstanding principal amount of the Blue Heron Demand Notes into shares of the Company's Common Stock. If the Blue Heron Demand Notes in the aggregate outstanding principal amount of $2,085,000 as of December 31, 2000 were converted, Blue Heron would be entitled to an additional 2,780,000 shares of the Company's Common Stock, which amount is not included in the above table. Kelly Shane Montalban, a principal stockholder of the Company, is the fund manager of Blue Heron.

Kelly Shane Montalban(2)                      6,527,357                 30.3%
P.O. Box 700, Lions Bay
Vancouver, British Columbia  V0N 2E0
Canada

Robert Sendoh                                   355,000                  1.7%
900-1281 West Georgia Street
Vancouver, British Columbia  V6E 3J7
Canada

Robert Adams                                    146,730                  *
93 Skyway Avenue, Suite 106
Toronto, Ontario  M9W 6N6
Canada

Tami Allan                                       72,270                  *
405 Riverview Drive
Chatham, Ontario  N7M 5J5
Canada

J. Thomas W. Johnston                            81,000                  *
900-1281 West Georgia Street
Vancouver, British Columbia  V6E 3J7
Canada

All Directors  and Executive                    655,000                  3.0%
Officers as a Group (4
Persons)

------------
*    Less than 1%

(2) Consists of 2,063,757 shares held directly by Mr. Montalban, 4,410,400 shares held by Blue Heron, 24,000 shares held by Pacific Gate and 29,200 shares held by Beverly Montalban, Mr. Montalban's wife. Mr. Montalban, the fund manager of Blue Heron, the Company's principal lender, may be deemed to be the beneficial owner of the shares held by Blue Heron. Mr. Montalban is the sole stockholder, sole director and sole officer of Pacific Gate, another of the Company's lenders.

Item 12. Certain Relationships and Related Transactions

         The Company has obtained most of its financing through Blue Heron, a corporation in which Kelly Shane Montalban, a principal stockholder of the Company, may be deemed to have an indirect pecuniary interest as a result of his status as fund manager for Blue Heron. Blue Heron is also a principal stockholder of the Company. Blue Heron may be deemed to be an affiliate of Pacific Gate, another of the Company's lenders, in which Mr. Montalban is the sole stockholder, sole director and sole officer. See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management".

         The loans were made under agreements pursuant to which the Company could borrow up to $16,000,000 in unsecured loans from Blue Heron. The loans are evidenced by the Blue Heron Demand Notes. The Blue Heron Demand Notes bear interest at 8% per annum, are payable on demand and are convertible into shares of the Company's Common Stock at the lender's option, in which case Blue Heron would waive its right to be paid interest under the Blue Heron Demand Notes. During 1999, $4,000,000 of outstanding loans were converted into 4,500,000 shares of the Company's Common Stock. On August 16, 1999, $1,000,000 aggregate principal amount of Blue Heron Demand Notes were converted into 1,500,000 shares of Common Stock, at a conversion price of $0.67 per share. On November 24, 1999, an aggregate additional principal amount of $3,000,000 of Blue Heron Demand Notes were converted into an additional 3,000,000 shares of Common Stock, at a conversion price of $1.00 per share.

         On April 27, 2000, the Company renegotiated the conversion share price of its remaining $2,000,000 and $10,000,000 loan facilities with Blue Heron. The conversion feature with respect to the loan facility in the amount of $2,000,000 was reduced from $1.33 per share to $.75 per share, and the conversion feature with respect to the loan facility in the amount of $10,000,000 was reduced from $2.67 per share to $.75 per share.

         During the fiscal year ended December 31, 2000, the Company borrowed an additional $1,210,000 from Blue Heron, resulting in an aggregate outstanding principal amount of the loans of $2,085,000 as of December 31, 2000. If the Blue Heron Demand Notes in such amount were converted, Blue Heron would be entitled to an additional 2,780,000 shares of the Company's Common Stock.

         Blue Heron is free to withdraw this credit facility at any time, and since these loans are payable on demand, the Company's ability to continue operations is dependent upon the willingness of Blue Heron to forbear from demanding payment. The Company believes that Blue Heron will continue to forbear payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. On April 11, 2001, the Company received a letter from Blue Heron, stating its willingness to renegotiate the terms of the Blue Heron loans from demand loans to term loans. The actual terms of any such renegotiation are subject to agreement between the Company and Blue Heron, and no assurance can be given that the parties will reach agreement on the new terms of the loans. See
Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         During the fiscal year ended December 31, 2000, the Company borrowed an aggregate $125,000 from Pacific Gate, of which amount $25,000 was outstanding on December 31, 2000. These loans bear interest at 8% per annum and are payable on demand. Since these loans are payable on demand, the Company's ability to continue operations is dependent upon the willingness of Pacific Gate to forbear from demanding payment. The Company believes that Pacific Gate will continue to forbear payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. On April 11, 2001, the Company received a letter from Pacific Gate, stating its willingness to renegotiate the terms of the Pacific Gate loans from demand loans to terms loans. The actual terms of any such renegotiation are subject to agreement between the Company and Pacific Gate, and no assurance can be given that the parties will reach agreement on the new terms of the loans. See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         On October 4, 1999, the Company purchased all the issued and outstanding stock of NetRover and NetRover Office for approximately $2,000,000. The purchase price consisted of a cash payment of approximately $1,335,000 and the issuance of 219,000 shares of the Company's Common Stock valued at approximately $665,000. Robert Adams, the President, Chief Operating Officer, Secretary, Treasurer and a director of the Company, and Tami Allan, the Vice President of North American Operations of the Company, received $1,177,007 (CDN) and 146,730 shares of the Company's Common Stock, and $611,316,000 (CDN) and 72,270 shares of the Common Stock, respectively, in connection with the acquisition.

Item 13. Exhibits and Reports on Form 8-K

     (a)  List of documents filed as part of this Report

1.   FINANCIAL STATEMENTS INCLUDED IN ITEM 7:

     Independent Auditors' Report.......................................  F-1
     Consolidated Balance Sheets as of December 31, 2000................  F-2
     Consolidated Statements of Operations for the years ended
      December 31, 2000 and 1999........................................  F-3
     Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 2000 and 1999............................  F-4
     Consolidated Statements of Cash Flows for the years
      ended December 31, 2000 and 1999..................................  F-5
     Notes to Consolidated Financial Statements.........................  F-6

2.   EXHIBITS:

     The following exhibits listed are filed as part of this Report:

      Exhibit
         No.          Description

         2.1 Acquisition Agreement dated as of September 17, 1997 between CyPost Corporation and ePost Innovations, Inc. regarding the acquisition of ePost Innovations, Inc. (1)

         2.2 Share Purchase Agreement dated as of October 29,1998 between CyPost Corporation and Mushroom Innovations, Inc., regarding the acquisition of Communication Exchange Management Inc. (1)

         2.3 Share Purchase Agreement dated as of June 30, 1999 by and between CyPost Corporation and Stephen S.W. Choi, Eve Long and Jason Xu, regarding the acquisition of Hermes Net Solutions Inc. (6)

         2.4 Share Purchase Agreement dated as of June 30, 1999 between CyPost Corporation and Coyotenet Inc. regarding the acquisition of InTouch Internet Inc. (6)

         2.5 Share Purchase Agreement dated as of July 23, 1999 by and between CyPost Corporation, Robert Adams, Beata Adams and Tami Allan, regarding the acquisition of NetRover Inc. and NetRover Office Inc. (2)

         2.6 Acquisition Agreement dated October 26, 1999, by and between CyPost Corporation, Connect Northwest Internet Services, L.L.C., Alexander G. Free, James P. Fick, Madeline C. O'Donnell, Ira Jay Graham, Robert M. Free, Paul M. Maughan, James P. Eberhardt, Judith L. Fick, Charles A. Fick, Jr., Susan Free and Karen Maughan, regarding the acquisition of Connect Northwest Internet Services, L.L.C. (7)

         2.7 Asset Purchase Agreement dated November 9, 1999 by and between CyPost Corporation, Internet Arena, Inc., David Neff, Jerrold Lively, John B. Anderson, Clarence and Neva Neff Living Trust, Stephen Dentel, Mike Stupak, Heidi Stupak and Matt Campbell, regarding the acquisition of Internet Arena, Inc. (7)

         2.8 Purchase Agreement dated as of January 26, 2000, between CyPost Corporation, Playa Corporation and Hirofumi Watanabe regarding the acquisition of Playa Corporation (7)

        *2.9 Share Purchase Agreement dated July 10, 2000 by and between CyPost Corporation and Access Media International, Inc. regarding the purchase of shares in CyPost KK.

      Exhibit
         No.          Description

         3.1      Certificate of Incorporation of CyPost Corporation (1)

         3.2 Certificate of Amendment to Certificate of Incorporation of CyPost Corporation (1)

         3.3 Amended and Restated Certificate of Incorporation of CyPost Corporation (6)

         3.4      Bylaws of CyPost Corporation (1)

         4.1 Modified Retainer Agreement dated March 2, 2000, between CyPost Corporation and Kaplan Gottbetter & Levenson (5)


        *4.2 Cancellation of Loan Letter Agreement regarding CyPost KK executed by Robert Sendoh dated June 30, 2000, together with related Transfer of Shares Letter Agreement dated June 30, 2000

        *4.3 Cancellation of Loan Letter Agreement regarding CyPost KK executed by Yoshisuke Ishiuchi dated June 30, 2000, together with related Transfer of Shares Letter Agreement dated June 30, 2000

        *4.4 Cancellation of Loan Letter Agreement regarding CyPost KK executed by Hirofumi Watanabe dated June 30, 2000, together with related Transfer of Shares Letter Agreement dated June 30, 2000

        *4.5 Cancellation of Loan Letter Agreement regarding CyPost KK executed by Ibuki Tsuchiya dated June 30, 2000, together with related Transfer of Shares Letter Agreement dated June 30, 2000

        *4.6 Transfer of Shares Letter Agreement regarding CyPost KK executed by Jiro Miyamoto dated June 30, 2000 related to cancellation of indebtedness between CyPost KK and CyPost Corporation

        *4.7 Promissory Notes executed by CyPost Corporation dated January 19, 2000; January 26, 2000; January 27, 2000; February 11,
                  2000; February 25, 2000; February 28, 2000; March 7, 2000;
                  March 20, 2000; April 13, 2000; May 1, 2000; and November 3,
                  2000, in favor of Blue Heron Venture Fund, Ltd.

        *4.8 Promissory Notes executed by CyPost Corporation dated May 12, 2000; June 23, 2000; July 10, 2000; August 25, 2000; and
                  September 11, 2000, in favor of Pacific Gate Capital
                  Corporation

       *10.1 Lease Renewal and Modification Agreement dated September 4, 1998 by and between Sze &Yee Investments Ltd. and Overdale Investments Ltd., and 469506 B.C. Ltd., DBA Intouch Cordless Communications, and Glenn Duncan Ninow and Susan Siu Jing Ninow regarding 3448 Cambie Street, Vancouver, British Columbia, Canada

       *10.2 Lease Amendment and Novation Agreement dated October 27, 1998 by and among Timothy B. White Properties, Connect Northwest, LLC and CyPost Corporation, and related Assignment of Lease and Acceptance

        10.3 Lease (Indenture) Agreement dated March 14, 2000 by and between Mansa Holdings Ltd. and CyPost Corporation regarding space at 1281 West Georgia Street, Vancouver, British Columbia, Canada (6)

       *10.4 Lease Amendment and Renewal Agreement dated June 13, 2000 by and between The Imperial Life Assurance Company of Canada and NetRover, Inc. regarding 93 Skyway Avenue, Etobicoke, Ontario, Canada

      **10.5 Lease Assignment Agreement dated November 2, 2000 by and among H.V.M. Holdings Inc., Garden Green Realty Inc. and NetRover Inc. regarding 405 Review Drive, Chatham, Ontario, Canada

      **10.6 Lease Amendment Agreement dated January 4, 2001 by and between 890 West Pender Ltd. and CyPost Corporation regarding space at 890 West Pender Street, Vancouver, British Columbia, Canada

       *10.7 Assignment of Building Internet Access Agreement dated November 9, 1999 by and between American Property Management Corporation, as agent for and on behalf of Weston Holding Company, L.L.C., Internet Arena, Inc. and CyPost Corporation regarding providing Internet access at 1020 S.W. Taylor Street, Portland, Oregon

       *10.8 Lease for Internet Equipment dated April 19, 2000 by and between Internet Finance+Equipment, a division of LINC Capital Inc., and CyPost Corporation DBA Connect Northwest and Internet Arena

       *10.9 Lease Agreement dated May 1, 2000 by and between Telcom Leasing Canada and ePost Innovations Inc. regarding installation of Norstar voicemail system, Northern Applications Module 4 Port and Training

      Exhibit
         No.          Description

       *10.10 Master Lease Agreement dated May 3, 2000 by and between Heller Financial Canada, Ltd., and NetRover, Inc., regarding Internet network equipment, together with related Subordination Agreement and related equipment schedules

       *10.11 UUNet Agreement (Provider Quotation) dated June 30, 1999 between NetRover Inc. and UUNet Canada Inc., and related addendum

        10.12 Letter agreement from Blue Heron Venture Fund, Ltd. to CyPost Corporation dated February 9, 1999, regarding debt financing for CyPost Corporation (4)

        10.13 Letter agreement from Blue Heron Venture Fund, Ltd. to CyPost Corporation dated March 17, 2000, regarding debt financing for CyPost Corporation (4)

        10.14 Letter agreement from Blue Heron Venture Fund, Ltd. to CyPost Corporation dated July 12, 2000, regarding debt financing for CyPost Corporation (4)

        10.15 Preferred Supplier Agreement dated March 15, 1999 by and between CyPost Corporation and the Canadian Bar Association, British Columbia Branch (6)

       *10.16 Employment Agreement dated October 5, 1999 between Robert Adams and CyPost Corporation

      **10.17 Assignment of Lease dated November 9, 1999 between American Property Management Corporation, as agent for Weston Holdings Company, L.L.C., David J. Neff, individually, and CyPost Corporation

       *21        List of Subsidiaries

---------------

*        Filed herewith
**       To be filed by amendment

(1) Filed as an exhibit to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed with the SEC on July 19, 1999.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on October 12, 1999.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on October 19, 1999.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the SEC on December 9, 1999.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-8, filed with the SEC on March 8, 2000.

(6) Filed as an exhibit to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, Amendment 1, filed with the SEC on March 9, 2000.

(7) Filed as an exhibit to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, Amendment 3, filed with the SEC on April 17, 2000.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K, Amendment 2, filed with the SEC on July 24, 2000.

(9) Filed as an exhibit to the Company's Current Report on Form 8-K, Amendment 3, filed with the SEC on August 28, 2000.


     (b)  Reports on Form 8-K

         On October 31, 2000, the Company filed a Current Report on Form 8-K with the SEC, and on November 22, 2000, the Company filed Amendment No. 1 thereto, with the SEC, with respect to the retention of new independent auditors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  April 16, 2001                 CYPOST CORPORATION




                                       By:/s/ Robert Adams
                                          -----------------------------------
                                          Robert Adams
                                          President, Chief Operating Officer,
                                          Secretary and Treasurer
                                          (Principal Financial Officer)

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of registrant and in the capacities indicated and on the dates indicated.

Name                          Title                                  Date
----                          -----                                  ----

/s/  Robert Sendoh            Chairman of the Board             April 16, 2001
------------------            and Director
Robert Sendoh

/s/  Robert Adams             President, Chief Operating        April 16, 2001
-----------------             Officer, Secretary, Treasurer
Robert Adams                  and Director

/s/  J. Thomas W. Johnston    Director                          April 16, 2001
--------------------------
J. Thomas W. Johnston

                       CYPOST CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS















   Independent Auditors' Report                                            F-1


   Consolidated Balance Sheets as of December 31, 2000 and 1999            F-2


   Consolidated Statements of Operations for the years ended
            December 31, 2000 and 1999                                     F-3


   Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 2000 and 1999                                     F-4


   Consolidated Statements of Cash Flows for the years ended
            December 31, 2000 and 1999                                     F-5


   Notes to  Consolidated Financial Statements                             F-6

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CyPost Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of CyPost Corporation and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of CyPost Corporation and Subsidiaries as of December 31, 1999, were audited by other auditors whose report dated March 23, 2000, included an explanatory paragraph that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standard generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CyPost Corporation and Subsidiaries as of December 31, 2000, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses since its inception and requires additional financing to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.


                                            GOOD SWARTZ BROWN & BERNS LLP.



Los Angeles, California
April 6, 2001

                      CYPOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (U.S. Dollars)

                                                             2000            1999
                                                         ------------    ------------
ASSETS

CURRENT ASSETS
        CASH                                             $    250,631    $    415,779
        ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
                DOUBTFUL ACCOUNTS                             173,207         233,188
        INSURANCE PROCEEDS RECEIVABLE                          58,488            --
        PREPAIDS AND DEPOSITS                                 250,534         173,319
                                                         ------------    ------------

        TOTAL CURRENT ASSETS                                  732,860         822,286

 PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
        DEPRECIATION                                          751,020         599,582
 GOODWILL AND OTHER INTANGIBLES, NET OF
        ACCUMULATED AMORTIZATION                            3,193,015       5,036,785
 OTHER ASSETS                                                   5,371          69,389
 SOFTWARE DEVELOPMENT, NET OF ACCUMULATED AMORTIZATION           --           139,535
                                                         ------------    ------------

                                                         $  4,682,266    $  6,667,577
                                                         ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
        ACCOUNTS PAYABLE & ACCRUED LIABILITIES              1,026,666         983,237
        LOANS                                               2,110,000         875,000
        DEFERRED REVENUE                                      640,483         626,143
        PURCHASE OF INTERNET ARENA                               --           240,000
                                                         ------------    ------------

        TOTAL CURRENT LIABILITIES                           3,777,149       2,724,380
                                                         ------------    ------------

 COMMITMENTS AND CONTINGENCIES (NOTE 11)

 STOCKHOLDERS' EQUITY
        SHARE CAPITAL
             AUTHORIZED
                5,000,000 PREFERRED STOCK WITH A
                PAR VALUE OF $.001 30,000,000 COMMON
                STOCK WITH A PAR VAUE OF $.001

             ISSUED AND OUTSTANDING
                PREFERRED STOCK - NONE                           --              --
                COMMON STOCK 21,556,993 - 2000,
                20,246,480 - 1999                              21,557          20,246
        PAID-IN CAPITAL                                    14,047,544       8,814,002
        ACCUMULATED DEFICIT                               (13,197,006)     (4,908,127)
        CURRENCY TRANSLATION ADJUSTMENT                        33,022          17,076
                                                         ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY                            905,117       3,943,197
                                                         ------------    ------------

                                                         $  4,682,266    $  6,667,577
                                                         ============    ============



 The accompanying notes are an integral part of these consolidated statements.

                       CYPOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 (U.S. Dollars)


                                                           2000            1999
                                                   ------------    ------------


REVENUE                                            $  4,595,823    $  1,020,541

DIRECT COSTS                                          2,138,456         563,118
                                                   ------------    ------------

                                                      2,457,367         457,423
                                                   ------------    ------------
EXPENSES
         SELLING, GENERAL AND ADMINISTRATIVE          3,546,654       1,999,151
         AMORTIZATION AND DEPRECIATION                2,912,555         588,538

                                                   ------------    ------------
                                                      6,459,209       2,587,689
                                                   ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                   (4,001,842)     (2,130,266)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)

         NET RECOVERY FROM FIRE INSURANCE               228,966            --

         GAIN ON SALE OF INVESTMENT IN CYPOST KK         36,202            --

         LOSS ON ABANDONMENT OF PLAYA OPERATIONS     (2,201,253)           --

         WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS       (128,726)           --

         INTEREST EXPENSE                            (2,113,570)     (2,221,322)

                                                   ------------    ------------
         TOTAL OTHER INCOME (EXPENSE)                (4,178,381)     (2,221,322)
                                                   ------------    ------------

MINORITY INTEREST                                      (108,656)           --

                                                   ------------    ------------
NET LOSS                                           $ (8,288,879)   $ (4,351,588)
                                                   ============    ============

LOSS PER SHARE BASIC & DILUTED                     $      (0.39)   $      (0.28)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        21,182,796      15,816,232
                                                   ============    ============



The accompanying notes are an integral part of these consolidated statements.

                                                 CYPOST CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                           (U.S. Dollars)
                                                                           Additional                   Cummulative
                                                      Common Stock          Paid-in                     Translation
                                                 Number         Amount      Capital        Deficit      Adjustment        Total
                                              -------------  -----------  ------------   ------------   -------------    ---------
BALANCE, DECEMBER 31, 1998                      13,264,500     $ 13,264     $ 624,416     $ (556,539)     $ 33,966       $ 115,107
 Issued for acquisition of
  Intouch.Internet, Inc.                             9,855           10        28,515                                       28,525
 Issued for acquisition of NetRover Inc.
  and NetRover Office Inc.                         219,000          219       679,324                                      679,543
 Issued for acquisition of Connect Northwest       147,985          148       659,852                                      660,000
 Issued for acquisition of Internet Arena           20,140           20        59,980                                       60,000
 Issued for loan conversion                      4,500,000        4,500     3,995,500                                    4,000,000
 Issued for exercise of warrants                 2,085,000        2,085       553,915                                      556,000
 Beneficial conversion feature on loans                                     2,212,500                                    2,212,500
 Cummulative translation adjustment                                                                        (16,890)        (16,890)
 Net loss                                                                                 (4,351,588)                   (4,351,588)
                                              ------------   ----------   -----------    -----------    ----------     -----------
BALANCE, DECEMBER 31, 1999                      20,246,480       20,246     8,814,002     (4,908,127)       17,076       3,943,197
 Issued for acquisition of Internet Arena           80,558           81       239,919                                      240,000
 Issued for acquisition of Playa Corporation       785,455          785     2,699,215                                    2,700,000
 Issued for services/debt                           26,500           27        92,723                                       92,750
 Issued for services                               369,500          370       212,196                                      212,566
 Issued for services                                48,500           48        26,989                                       27,037
 Beneficial conversion feature on loans                                     1,962,500                                    1,962,500
 Cummulative translation adjustment                                                                         15,946          15,946
 Net loss                                                                                 (8,288,879)                   (8,288,879)
                                              ------------   ----------   -----------    -----------    ----------     -----------
BALANCE, DECEMBER 30, 2000                      21,556,993     $ 21,557  $ 14,047,544   $(13,197,006)     $ 33,022       $ 905,117
                                              ============   ==========   ===========   =============  ===========      ==========



The accompanying notes are an integral part of these consolidated statements.

                       CYPOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 (U.S. Dollars)

                                                                           2000           1999
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       NET LOSS                                                        $(8,288,879)   $(4,351,588)
       Adjustments to reconcile net loss to cash used by
           operating activities:
             Amortization and depreciation                               2,912,555        588,538
             Interest expense                                            1,962,500      2,212,500
             Net recovery from fire insurance                             (228,966)          --
             Gain on sale of investment in CyPost KK                       (36,202)          --
             Minority interest                                             108,656           --
             Loss on abandonment of Playa operations                     2,201,253           --
             Write-off of software development costs                       128,726           --
             Casualty loss on equipment                                      7,901           --
             Fair value of stock issued for services                       332,353           --
             Currency translation adjustments on loss on abandonment        60,501           --
             Translation adjustments                                        15,946           --
       Changes in assets and liabilities
             Accounts receivable                                            59,981        (90,017)
             Insurance receivable                                          (58,488)          --
             Prepaid and deposit                                           (77,215)      (109,550)
             Other assets                                                   64,018        (15,972)
             Accounts payable and accrued liabilities                      (35,160)       645,204
             Deferred revenue                                               14,340        149,921
                                                                       -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES                                     (627,214)      (970,964)
                                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of business                                            (592,454)    (3,612,066)
       Purchase of property and equipment                                 (391,638)      (270,100)
       Investment in software development                                  (87,431)      (209,303)
       Proceeds from sale of investment in CyPost KK                       220,000           --
                                                                       -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                     (851,523)    (4,091,469)
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Loan proceeds                                                     1,413,589      4,875,000
       Loan repayment                                                     (100,000)          --
       Exercise of warrants                                                   --          556,000
                                                                       -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                1,313,589      5,431,000
                                                                       -----------    -----------
NET INCREASE (DECREASE) IN CASH                                           (165,148)       368,567
CASH, BEGINNING OF YEAR                                                    415,779         47,212
                                                                       -----------    -----------
CASH, END OF YEAR                                                      $   250,631    $   415,779
                                                                       ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
       Common Stock issued for services and acquisitions               $ 3,272,353    $ 1,428,068
       Common Stock issued for debt conversion                                --      $ 4,000,000

OTHER CASH INFORMATION
   Interest paid                                                       $    29,059    $      --



 The accompanying notes are an integral part of these consolidated statements

                       CYPOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 (U.S. Dollars)


1.   NATURE OF OPERATIONS AND GOING CONCERN

     CyPost Corporation ("CyPost") was incorporated on September 5, 1997 under the laws of the State of Delaware and its principal executive offices are located in Vancouver, Canada. CyPost is engaged in the business of providing Internet connection services for business and personal use. Previously the Company was also involved in developing certain software products using encryption components to enhance user security and convenience for communication across digital networks, and in securing local data storage equipment, which activities the Company no longer currently pursues. The Company emerged from the development stage in 1999 and commenced revenue generating activities. The term "Company" refers to CyPost and its consolidated subsidiaries.

     The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $13.2 million for the period from inception September 5, 1997 to December 31, 2000, has a working capital deficiency at December 31, 2000 of approximately $3 million, and requires additional financing for its business operations.

     The Company's future capital requirements will depend on numerous factors including, but not limited to, whether the Company wishes to recommence software development activities, and market penetration of and profitable operations from its Internet connection services. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable. Meanwhile, the management is working on attaining cost and efficiency synergies by consolidating the operations of the businesses acquired.

     These financial statements do not reflect adjustments that would be necessary if the Company was unable to continue as a "going concern". While management believes that the actions already taken or planned, as described above, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

     If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION

     The consolidated financial statements include the accounts of CyPost Corporation and its subsidiaries. The principal subsidiaries, all of which, except CyPost KK for a certain period of time during 2000, are wholly owned, include ePost Innovations Inc., NetRover Inc., NetRover Office Inc., Hermes Net Solutions Inc., and Intouch.Internet Inc. All significant inter-company transactions and balances have been eliminated in consolidation.


     FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company is U.S. dollars. Balance sheet accounts of international self-sustaining subsidiaries, principally Canadian, are translated at the current exchange rate as of the balance sheet date. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Dollar values in this consolidated financial statements are expressed in U.S. Dollars, unless indicated otherwise. On December 31, 2000 one Canadian Dollar (Cdn) was exchangeable for .66720 U.S. Dollars.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives using the straight-line method over a period of three to five years. Maintenance and repairs are charged against operations and betterments are capitalized.

     EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share have been computed in accordance with SFAS 128. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the respective periods. Diluted earnings (loss) per share is computed similarly, but also gives effect to the impact that convertible securities, such as warrants, if dilutive, would have on net earnings (loss) and average common shares outstanding if converted at the beginning of the year. The effect of potential common shares such as warrants would be antidilutive in each of the periods presented in these financial statements, and accordingly, are not presented.


     REVENUE RECOGNITION AND DEFERRED REVENUE

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

     DIRECT COSTS

     Direct costs consist of telecommunications charges in respect to providing Internet connection services to customers. These costs are expensed as incurred.

     SOFTWARE DEVELOPMENT COSTS

     SFAS No.  86,  "Accounting for the Costs of Computer Software to Be
Sold, Leased, or Otherwise Marketed", and Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", provide guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Software developments costs are amortized on the straight-line method over the estimated economic life of the product of three years.

     As at December 31, 1999, the Company capitalized $209,303 of software development costs and amortized $69,768 of these costs. During 2000, the Company capitalized $87,431 of software development costs and amortized $98,240 of these costs. At the end of 2000, the management of the Company assessed the recoverability of the Company's software products assets and determined that this asset was impaired. Therefore, the Company has written off the net book value of this asset in the amount of $128,726.

     GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist primarily of customer lists and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the intangible assets which is estimated to be three years.


     IMPAIRMENT OF LONG-LIVE ASSETS

     Long-live assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the aggregate of estimated future cash inflows less estimated future cash outflows, to be generated by an asset are less than the asset's carrying value. Future cash inflows include an estimate of the proceeds from eventual disposition. For purposes of this comparison, estimated future cash flows are determined without reference to their discounted present value. If the sum of undiscounted estimated future cash inflows is equal to or greater than the asset's carrying value, impairment does not exist. If, however, expected future cash inflows are less than carrying value, a loss on impairment should be recorded. Such a loss is measured as the excess of the asset's carrying value over its fair value. Fair value of an asset is the amount at which an asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

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

3.  ACQUISITIONS

     During 2000 and 1999, the Company completed a number of business and asset acquisitions. These acquisitions are accounted for using the purchase method, and accordingly, these consolidated financial statements include the results of operations from the date of acquisition of each respective business.

     HERMES NET SOLUTIONS, INC. AND INTOUCH.INTERNET, INC.

     On June 30, 1999, the Company acquired all of the shares of Hermes Net Solutions, Inc. (Hermes) for approximately $528,000. Also on June 30, 1999, the Company purchased all the issued and outstanding shares of Intouch.Internet, Inc. (Intouch) for a purchase price of approximately $293,000. The consideration for the purchase included cash of approximately $265,000 and the issuance of 9,855 shares of the Company's Common Stock valued at approximately $28,000. Both Hermes and Intouch are based in Vancouver, British Columbia, Canada.

     In both acquisitions, the goodwill of approximately $759,000 will be amortized on a straight-line basis over its estimated useful life of three years.

     NETROVER INC. AND NETROVER OFFICE INC.

     On October 4, 1999, the Company acquired all of the shares of NetRover Inc. and NetRover Office Inc. for approximately $2,000,000. The consideration for the purchase included cash of approximately $1,335,000 and 219,000 shares of the Company's Common Stock valued at approximately $665,000. NetRover Inc. and NetRover Office Inc. are based in Toronto, Canada.

     The purchase included goodwill and other intangibles of approximately $2,900,000 which will be amortized on a straight-line basis over its estimated useful life of three years.

     CONNECT NORTHWEST

     On October 27, 1999, the Company purchased certain assets and assumed certain liabilities of Connect Northwest for a purchase price of $1,400,000. The purchase price consisted of a cash payment to the sellers of $670,000, the issuance to the sellers of 147,985 shares of the Company's Common Stock valued at $660,000, and the payment of Connect Northwest liabilities in the aggregate amount of $70,000. Connect Northwest is based in Washington State, United States and operates as a DBA of CyPost. The purchase included goodwill and other intangibles of $1,300,000 which will be amortized on a straight-line basis over its estimated useful life of three years.


     INTERNET ARENA

     On November 9, 1999, the Company purchased certain assets and liabilities of the business of Internet Arena for $600,000. The consideration for the purchase included cash of $300,000 and 100,698 shares of the Company's Common Stock for a value of $300,000. As of December 31, 1999, 20,140 shares of common stock were issued and the remaining 80,558 were issued subsequent to year-end. Internet Arena is based in Oregon, United States and operates as a DBA of CyPost.

     The purchase included goodwill and other intangibles of approximately $536,000 which will be amortized on a straight-line basis over its estimated useful life of three years.


     PLAYA CORPORATION

     On February 23, 2000, the Company purchased all the shares of Playa Corporation (a Japan company) for $3,000,000. The consideration paid by the Company consisted of cash in the amount of $300,000 and 785,455 shares of the Company's common stock valued at $2,700,000. Due to a clerical error subsequently discovered, the number of shares originally calculated to be issued, and actually issued to the seller, was incorrectly determined to be 771,426. Therefore, in January 2001, the Company issued an additional 14,029 shares of its common stock to the seller to account for the difference. For purposes of financial statement presentation, all 785,455 shares of the Company's common stock were deemed issued as of February 23, 2000.

     The acquisition has been accounted for by the purchase method of accounting. The purchase included goodwill and other intangibles of $3,665,778 which will be amortized on a straight-line basis over its estimated useful life of three years. Due to a number of factors, including without limitation, weak performance by Playa, the difficulties of operating one small Japanese company following the sale by the Company of CyPost KK, a former subsidiary of the Company, and the Company's own liquidity needs, in the fourth quarter 2000, the Company's management decided to abandon the business of Playa. In connection therewith, the Company has written off the assets of Playa in the net amount of $2,201,253 which is reflected as "Loss on abandonment of Playa operations", consisting of approximately $3,067,065 in actual assets, including the goodwill and approximately $865,812 of liabilities owed by Playa to various parties for which the Company does not believe it is liable. These consolidated financial statements include the results of operations of Playa for the period from February 24, 2000 to September 30, 2000.


     CYPOST KK

     On March 17, 2000, the Company purchased 400 shares of CyPost KK, representing 100% of the then issued and outstanding shares, for $188,870 (20,000,000 Yen), and transferred 180 of such shares, or 45% of the then issued and outstanding shares, to certain members of the management of CyPost KK in consideration of their future effort to raise additional capital for CyPost KK.

     On May 5, 2000, the Company purchased an additional 400 shares of CyPost KK from CyPost KK for $184,915 (20,000,000 Yen). The Company funded this purchase $106,326 (11,500,000 Yen) from its own funds (with respect to 230 shares) and $78,589 (8,500,000 Yen) in the form of a loan from these certain members of CyPost KK management to the Company (with respect to the remaining 170 shares). Of the 400 shares purchased by the Company on such date, the Company transferred 180 shares to these individuals in consideration of their future effort to raise additional capital for CyPost KK. The transferred shares have been valued at the Company's cost. As a result of acquiring a net additional 220 shares of CyPost KK, the Company maintained its 55% ownership in CyPost KK.

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

In connection with the sale by the Company of its entire interest in CyPost KK to Access Media International, on July 3, 2000 these certain members of CyPost KK management (i) returned to the Company 190 shares of the CyPost KK stock that the Company had previously transferred to them, consisting of the 180 shares transferred to them by the Company in March 2000 and 10 shares transferred to them by the Company in May 2000; (ii) canceled the $78,589 loans made by them to the Company in May 2000 to purchase 170 of the shares; and (iii) retained those 170 shares purchased by the Company, for which the purchase price was $78,589.

     Despite the fact that there was a brief period of time during which the Company owned less than a majority of the voting shares of CyPost KK (May 22, 2000 through July 3, 2000), the Company owned a majority interest for most of the period from formation of CyPost KK through June 30, 2000 and therefore had the ability to control its operations. The Company has reflected the amounts of revenue, cost of revenue and expenses on a consolidated basis for the entire period of ownership. Had the Company reflected the amounts of revenue, cost of revenue and expenses on a consolidated basis for the period from March 17, 2000 through May 22, 2000 and an equity method for the period from May 22, 2000 through June 30, 2000, the impact on the consolidated financial statements would not have been material.

     During its period of ownership of CyPost KK, the Company loaned CyPost KK $64,764 and CyPost KK paid certain expenses on behalf of the Company in the amount of $25,542, leaving a balance of $39,222 owed by CyPost KK to the Company at the time of sale. In connection with the sale by the Company of all of its interest in CyPost KK, the Company canceled the net outstanding balance of $39,222 in loans made by the Company to CyPost KK and CyPost KK canceled $39,222 in loans made by CyPost KK to Playa Corporation ("Playa"). At September 30, 2000, the last date for which financial statements for Playa were available, there was a balance of $168,062 owed by Playa to CyPost KK. This loan bears interest at 5.5% per annum and is payable in 60 monthly installments beginning January 15, 2001. This loan balance has been written off in connection with the abandonment of Playa's business. See "Acquisition of Playa".

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                             2000               1999
                                         -----------        -----------

    Office furniture                     $   194,436        $   153,434

    Leasehold improvement                     14,360             15,704

    Computer hardware and software         1,144,234            839,267
                                         -----------        -----------
                                           1,353,030          1,008,405
    Less accumulated depreciation           (602,010)          (408,823)
                                         -----------        -----------
                                         $   751,020        $   599,582
                                         ===========        ===========

The depreciation expense charged to the operations for the years ended December 31, 2000 and 1999 were $232,299 and $60,012, respectively.

5.   GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consist of the following:

                                          2000             1999
                                       -----------      -----------
    Customer lists                     $ 3,663,000      $ 3,663,000
    Goodwill                             1,832,543        1,832,543
                                       -----------      -----------
                                         5,495,543        5,495,543
    Less accumulated amortization       (2,302,528)        (458,758)
                                       -----------      -----------
                                       $ 3,193,015      $ 5,036,785
                                       ===========      ===========

The amortization expense charged to the operations for the years ended December 31, 2000 and 1999 were $2,582,016 and $458,758, respectively.


6.    LOANS

      Loans as of December 31, 2000 and 1999 consist of:

                                             2000            1999
                                          ----------      ----------
      Blue Heron Venture Fund, Ltd.       $2,085,000      $  875,000

      Pacific Gate Capital                    25,000            --
                                          ----------      ----------
                                          $2,110,000      $  875,000
                                          ==========      ==========


     Loans from Blue Heron Venture Fund, Ltd are pursuant to two promissory note agreements ($2,000,000 and $10,000,000 loan facilities). The loans are unsecured, bear interest at 8% per annum, and the principal and accrued interest are due on demand. The lender has the option to withdraw its offer to lend at any time and to convert the loans into shares of common stock of the Company. If the lender elects to convert the outstanding principal amount of the loans of $2,085,000 as of December 31, 2000 into shares of common stock of the Company, the lender would be entitled to an aggregate of 2,780,000 shares of common stock.

     At the commitment date of each of the promissory notes, the conversion price was less than the fair value of the common stock, hence a beneficial conversion feature is attributable to these convertible notes. The amount of this beneficial conversion feature is $1,962,500 and has been recorded as interest expense and additional paid-in-capital for the year ended December 31, 2000.

     Under the terms of the loan agreements, if the lender converts its debt to equity, it will waive its right to be paid interest on the loans. As of December 31, 2000 and 1999, the Company has accrued interest of $158,583 and $36,572, respectively.

     During 1999, $4,000,000 of loans were settled by the issuance of 4,500,000 shares of common stock valued at $4,000,000.

     The loan from Pacific Gate Capital is unsecured, bears interest at 8% per annum, and the principal and accrued interest are due on demand.


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

     STOCK SPLIT

     On September 24, 1999, the Company effected a 3-for-2 stock split of its shares of common stock. All share, per share, unit, and warrant amounts in the accompanying consolidated financial statements have been adjusted retroactively to give effect to this stock split.

     COMMON STOCK SUBSCRIBED

     As at December 31, 1999, the Company was obligated to issue 80,558 shares of common stock valued at $2.98 per share as consideration for the purchase of the assets of Internet Arena. These shares were issued in 2000.


     ISSUANCE OF SHARES

     On March 2, 2000, the Company issued 26,500 shares of its commons stock in an aggregate amount of $92,750 at the closing price of $3.50 per share on February 29, 2000, to Kaplan, Gottbetter and Levenson, as payment of services accrued at December 31, 1999 and through February 29, 2000.

     On March 13, 2000, the Company issued 80,558 shares of its common stock at the closing price of $2.98 on July 12, 1999 (as adjusted for a 3-for-2 stock split), the date of signing the Letter of Intent, to the owners of Internet Arena, Inc., as payment for the balance due in the amount of $240,000 in connection with the Company's acquisition of that entity.

     On June 8, 2000, the Company issued 785,455 shares of its common stock to the selling stockholders of Playa as partial payment of the purchase price $3,000,000 in connection with the Company's acquisition of that company. See
Note 3.

     On August 1, 2000, the Company issued an aggregate 129,500 shares of its common stock in an aggregate amount of $76,897 to seven employees at the closing price of $0.5938 per share on July 17, 2000 in consideration for their providing certain services to the Company from June 16, 2000 through July 15, 2000. Subsequently 10,000 of these shares will be canceled. For purposes of financial statement presentation, those shares were deemed canceled as of October 1, 2000.

     On August 1, 2000, the Company issued 75,000 shares of its common stock in an aggregate amount of $133,605 to each of the Company's three directors at the closing price of $0.5938 on July 17, 2000 in consideration for their providing certain services to the Company from June 16 through July 15, 2000.

     On August 17, 2000, the Company issued an aggregate 43,500 shares of its common stock in an aggregate amount of $25,787 to six people at the closing price of $0.5938 per share on July 25, 2000 in consideration for their providing consulting work to the Company from April 1, 2000 through June 30, 2000.

     On October 1, 2000, the Company accrued the issuance of an aggregate 27,500 shares of its common stock in an aggregate amount of $8,800 to three employees and one consultant at the closing price of $0.32 per share in consideration for their providing certain services to the Company. Subsequently in the first quarter 2001, 25,000 of these shares were issued and 2,500 share will be issued in the second quarter 2001. For purposes of financial statement presentation, all shares were deemed issued as of October 1, 2000.

     On December 29, 2000, the Company accrued the issuance of 2,500 shares of its common stock in an aggregate amount of $450 to a consultant at the closing price of $0.18 per share in consideration for his providing certain services to the Company. As of December 31, 2000, these shares have not been issued, however for purposes of financial statement presentation, all shares were deemed issued as of December 29, 2000.


8.   INCOME TAXES

     At December 31, 2000 and 1999, the Company has net operating loss carry forwards for income tax purposes of approximately $9,000,000 and $2,800,000, respectively which are available to offset future taxable income. The Company's utilization of these carryforwards may be restricted due to changes in ownership of subsidiaries during the year. The components of the deferred tax asset as of December 31, 2000 and 1999 are as follows:

                                                2000              1999
                                         -----------       -----------
    Net operating loss carryforwards     $ 4,050,000       $ 1,260,000

    Less: valuation allowance             (4,050,000)       (1,260,000)
                                         -----------       -----------
                                         $        -        $       -
                                         ===========       ===========

9.   NET RECOVERY FROM FIRE LOSS

     On January 31, 2000, the Company suffered a fire loss at its Etobicoke (suburban Toronto), Ontario facility. The loss was completely covered by insurance. During the fiscal year ended December 31, 2000, the Company received net recovery from fire insurance in the amount of $228,966.


10.  RELATED PARTY TRANSACTIONS

     The Company has obtained most of its financing through Blue Heron Venture Fund Ltd. ("Blue Heron"), a corporation in which Kelly Shane Montalban may be deemed to have an "indirect pecuniary" interest as a result of his status as fund manager for Blue Heron. Blue Heron and Mr. Montalban are principal stockholders of the Company. Blue Heron may be deemed to be an affiliate of Pacific Gate, another of the Company's lenders, in which Mr. Montalban is the sole stockholder, sole director and sole officer. Blue Heron loans are unsecured and are convertible into Common Stock at the lender's option, in which case Blue Heron would waive its right to be paid interest. The balance of these loans as of December 31, 2000 and 1999 are $2,085,000 and $875,000, respectively. See
Note 6.

     During the fiscal year ended December 31, 2000, the Company borrowed an aggregate $125,000 from Pacific Gate Capital Ltd. ("Pacific Gate"), of which amount $25,000 was outstanding on December 31, 2000. These loans bear interest at 8% per annum and are payable on demand.

     As of December 31, 2000, the Company advanced $30,615 to one of the executive officer. This advance bears no interest and no term.


11.  COMMITMENTS AND CONTIGENCIES

     LEGAL PROCEEDINGS

     Canada Post Litigation

     On June 11, 1999, Canada Post Corporation filed a Statement of Claim in the Federal Court of Canada (Court File No. T-1022-99) in which it sought injunctive and unspecified monetary relief for the allegedly "improper" use by the Company's subsidiary, ePost Innovations, of certain marks and names which contain the component "post". On October 18, 1999, ePost Innovations filed its Defense and Counterclaim. In a motion heard November 24, 1999, Canada Post Corporation challenged certain parts of the Counterclaim and the Federal Court reserved judgment. There has been no pre-trial discovery and no trial date has been set.

     On May 25, 1999, ePost Innovations filed a statement of Claim in the British Columbia Court (Court File No. C992649) seeking a declaration that the public notice of Canada Post Corporation's adoption and use of CYBERPOSTE and CYBERPOST on November 18, 1998 and December 9, 1998 respectively, did not affect the Company's use of CYPOST and ePost Innovations as trademarks and trade-names prior to said dates. ePost Innovations sought summary judgment for such a declaration and on September 14, 1999, the BC Court rejected summary judgment on the basis that no right of the Company was being infringed and that a trial of the issues was more appropriate. The rejection is pending appeal. There has been no pre-trial discovery (except to the extent that some was done as part of the summary judgment application) and no trial date has been set.

     Canada Post seeks relief in the form of preventing ePost Innovations from using trademarks, trade names or brand names and does not seek monetary damages. Accordingly, the Company does not believe that this litigation will have a material impact on its future results of operations, financial condition and liquidity.

     ePost Innovations and Canada Post have commenced settlement discussions to resolve the litigation. However, due to the inherent uncertainties of litigation, the Company cannot predict whether the parties will reach a definitive settlement and, if they do, whether the terms of any settlement will be favorable to the Company.


     Berry Litigation

     On March 31, 2000, the Company commenced suit in the Supreme Court of British Columbia, Action #S001822, Vancouver Registry against Tia Berry (the "Tia Action"), the wife of Steven Berry ("Berry"), the former President and Chief Executive Officer of the Company. In the Tia Action, the Company claims $42,516 (CDN) from Tia Berry on account of monies paid to her by the Company which she was not entitled to receive. Tia Berry has filed a Statement of Defense in the Tia Action in which she alleges that the payments which she received from the Company were to reimburse her for business expenses which she had charged to her credit cards on behalf of Berry. The Tia Action has not yet been set for trial.

     On April 4, 2000, Berry commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 601448/2000), against the Company and Continental Stock Transfer Company ("Continental"), (the "New York Action"). In the New York Action, Berry claimed damages for alleged conversion, fraud, breach of contract and breach of fiduciary duty all arising from the alleged wrongful Stop Transfer Order which the Company placed relating to 75,000 shares of the Company's Common Stock registered in Berry's name and the Company's cancellation of a further 600,000 shares (the "Contingent Shares"). The complaint in the New York Action claims damages in excess of $3,000,000 with the precise amount to be determined at trial.

     Berry received the 600,000 Contingent Shares upon condition that he would remain in the Company's employ as Chief Executive Officer for at least two years. Berry commenced his employment with the Company on January 4, 1999, and resigned his employment with the Company on January 17, 2000. Following Berry's resignation, the Company attempted to have a Stop Transfer Order issued with respect to the 75,000 shares registered in Berry's name and cancel the 600,000 Contingent Shares. The Stop Transfer Order was not effective and Berry subsequently sold the 75,000 shares.

     On May 19, 2000 CyPost and ePost Innovations commenced suit in the Supreme Court of British Columbia, Action #S002798, Vancouver Registry, against Berry and his wife, Tia Berry (the "BC Action"). In the BC Action, the Company seeks an order directing Berry to return the 600,000 Contingent Shares to the Company for cancellation or an order entitling the Company to cancel the same on the basis that Berry did not fulfill the employment conditions which were the condition precedent to his becoming the beneficial owner of the Contingent Shares.

     In the BC Action, the Company also claims at least Cdn$800,000 from Berry on account of breach of fiduciary duty, negligence, breach of statutory duties and breach of contract arising from Berry's failure to properly carry out his employment responsibilities. In the BC Action, the Company also claims Cdn$34,013 from Berry and Tia Berry on account of conspiracy to defraud and injure the Company and ePost Innovations by causing certain personal expenses to be paid by the Company rather than by Berry and Tia Berry personally. The Company also claims punitive and exemplary damages from Berry and Tia Berry in the BC Action.

     On May 25, 2000, the Company moved in the New York Action for an order dismissing the action against the Company for lack of jurisdiction or, in the alternative, on the basis of forum non conveniens. On September 5, 2000, the court dismissed the New York Action on forum non conveniens grounds, subject to the Company making certain stipulations in the New York Action. Those stipulations have been made and the appeal period in the New York Action has expired without Berry or any other party appealing the September 5, 2000 order.

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

     On December 21, 2000, Berry and Tia Berry commenced suit in the Supreme Court of British Columbia, Action #S006790, Vancouver Registry, against CyPost, ePost Innovations, Kelly Shane Montalban, J. Thomas W. Johnston, Carl Whitehead and Robert Sendoh (the "Berry Action"). Statements of Defense have been filed on behalf of the Company and the other defendants.

     The Plaintiffs in the Berry Action allege that the Tia Action, the BC Action, and the action by Kelly Shane Montalban (Supreme Court of British Columbia, Action #S002147, Vancouver Registry), against Berry for specific performance of an option agreement (the "Montalban Action"), collectively, amount to an abuse of process, malicious prosecution, unlawful interference with the Plaintiffs' economic rights, or were commenced pursuant to a civil conspiracy to injure the Plaintiffs.

     In the Berry Action, the Plaintiffs seek a declaration that Berry is entitled to the 600,000 Contingent Shares and claim unspecified damages which are estimated at Cdn$2,000,000 based on the Statement of Claim. They also claim punitive or aggravated damages and costs. The Company believes that the allegations in the Berry Action are without merit and they will be vigorously defended.

     It is expected that the Tia Action, the BC Action and the Berry Action will be consolidated for the purposes of trial due to the fact that there are numerous issues of fact and law which are common to all of these actions. The Company believes that trial will likely take place in the fall of 2002.

     A loss by the Company of the claim for monetary damages would have a material adverse effect on the Company's future results of operations, financial condition and liquidity; however, the Company does not expect to lose this action and believes additionally that it would be able to negotiate reasonable payment terms should it lose this suit.

     The Company is also subject to routine litigation from time to time in the operations of its business. None of such routine litigation is material to the Company, its assets or results of operations.

     Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of any litigation to which it is a party.


     LEASE COMMITMENTS

     The Company leases office space and equipment, and its lease payments in the next five years are as follows:

                   2001                    $285,000
                   2002                     202,000
                   2003                     151,000
                   2004                      92,000
                   2005                      40,000
                                           --------
                                           $770,000
                                           ========

     The Company entered into agreements with several companies that provides network infrastructure for some of the Company's Internet Services Provider services. The minimum payments in the next three years are as follows:

                   2001                   $  929,000
                   2002                      109,000
                   2003                       23,000
                                          ----------
                                          $1,061,000
                                          ==========

     EMPLOYMENT AGREEMENT

     The Company has an employment agreement with Robert Adams. The employment agreement provides for Mr. Adams' employment by the Company as its "Operations Manager of Canadian ISP Division", at an annual salary of Cdn $70,000. The employment agreement has an initial term of three years commencing on October 5, 1999 and ending on October 4, 2002. The employment agreement will automatically renew for successive terms, on a year to year basis, unless notice of non-renewal is given by either the Company or Mr. Adams at least 90 days prior to the expiration of the then applicable term of the contact. Bonuses may be awarded to Mr. Adams based on his annual review, which takes place each January. In addition, Mr. Adams is eligible for increases in his base salary, in the discretion of the Company, on the anniversary date of each year of the employment agreement.

                                  EXHIBIT INDEX

      Exhibit
         No.          Description

         2.1 Acquisition Agreement dated as of September 17, 1997 between CyPost Corporation and ePost Innovations, Inc. regarding the acquisition of ePost Innovations, Inc. (1)

         2.2 Share Purchase Agreement dated as of October 29,1998 between CyPost Corporation and Mushroom Innovations, Inc., regarding the acquisition of Communication Exchange Management Inc. (1)

         2.3 Share Purchase Agreement dated as of June 30, 1999 by and between CyPost Corporation and Stephen S.W. Choi, Eve Long and Jason Xu, regarding the acquisition of Hermes Net Solutions Inc. (6)

         2.4 Share Purchase Agreement dated as of June 30, 1999 between CyPost Corporation and Coyotenet Inc. regarding the acquisition of InTouch Internet Inc. (6)

         2.5 Share Purchase Agreement dated as of July 23, 1999 by and between CyPost Corporation, Robert Adams, Beata Adams and Tami Allan, regarding the acquisition of NetRover Inc. and NetRover Office Inc. (2)

         2.6 Acquisition Agreement dated October 26, 1999, by and between CyPost Corporation, Connect Northwest Internet Services, L.L.C., Alexander G. Free, James P. Fick, Madeline C. O'Donnell, Ira Jay Graham, Robert M. Free, Paul M. Maughan, James P. Eberhardt, Judith L. Fick, Charles A. Fick, Jr., Susan Free and Karen Maughan, regarding the acquisition of Connect Northwest Internet Services, L.L.C. (7)

         2.7 Asset Purchase Agreement dated November 9, 1999 by and between CyPost Corporation, Internet Arena, Inc., David Neff, Jerrold Lively, John B. Anderson, Clarence and Neva Neff Living Trust, Stephen Dentel, Mike Stupak, Heidi Stupak and Matt Campbell, regarding the acquisition of Internet Arena, Inc. (7)

         2.8 Purchase Agreement dated as of January 26, 2000, between CyPost Corporation, Playa Corporation and Hirofumi Watanabe regarding the acquisition of Playa Corporation (7)

        *2.9 Share Purchase Agreement dated July 10, 2000 by and between CyPost Corporation and Access Media International, Inc. regarding the purchase of shares in CyPost KK.

      Exhibit
         No.          Description

         3.1      Certificate of Incorporation of CyPost Corporation (1)

         3.2 Certificate of Amendment to Certificate of Incorporation of CyPost Corporation (1)

         3.3 Amended and Restated Certificate of Incorporation of CyPost Corporation (6)

         3.4      Bylaws of CyPost Corporation (1)

         4.1 Modified Retainer Agreement dated March 2, 2000, between CyPost Corporation and Kaplan Gottbetter & Levenson (5)


        *4.2 Cancellation of Loan Letter Agreement regarding CyPost KK executed by Robert Sendoh dated June 30, 2000, together with related Transfer of Shares Letter Agreement dated June 30, 2000

        *4.3 Cancellation of Loan Letter Agreement regarding CyPost KK executed by Yoshisuke Ishiuchi dated June 30, 2000, together with related Transfer of Shares Letter Agreement dated June 30, 2000

        *4.4 Cancellation of Loan Letter Agreement regarding CyPost KK executed by Hirofumi Watanabe dated June 30, 2000, together with related Transfer of Shares Letter Agreement dated June 30, 2000

        *4.5 Cancellation of Loan Letter Agreement regarding CyPost KK executed by Ibuki Tsuchiya dated June 30, 2000, together with related Transfer of Shares Letter Agreement dated June 30, 2000

        *4.6 Transfer of Shares Letter Agreement regarding CyPost KK executed by Jiro Miyamoto dated June 30, 2000 related to cancellation of indebtedness between CyPost KK and CyPost Corporation

        *4.7 Promissory Notes executed by CyPost Corporation dated January 19, 2000; January 26, 2000; January 27, 2000; February 11,
                  2000; February 25, 2000; February 28, 2000; March 7, 2000;
                  March 20, 2000; April 13, 2000; May 1, 2000; and November 3,
                  2000, in favor of Blue Heron Venture Fund, Ltd.

        *4.8 Promissory Notes executed by CyPost Corporation dated May 12, 2000; June 23, 2000; July 10, 2000; August 25, 2000; and
                  September 11, 2000, in favor of Pacific Gate Capital
                  Corporation

       *10.1 Lease Renewal and Modification Agreement dated September 4, 1998 by and between Sze &Yee Investments Ltd. and Overdale Investments Ltd., and 469506 B.C. Ltd., DBA Intouch Cordless Communications, and Glenn Duncan Ninow and Susan Siu Jing Ninow regarding 3448 Cambie Street, Vancouver, British Columbia, Canada

       *10.2 Lease Amendment and Novation Agreement dated October 27, 1998 by and among Timothy B. White Properties, Connect Northwest, LLC and CyPost Corporation, and related Assignment of Lease and Acceptance

        10.3 Lease (Indenture) Agreement dated March 14, 2000 by and between Mansa Holdings Ltd. and CyPost Corporation regarding space at 1281 West Georgia Street, Vancouver, British Columbia, Canada (6)

       *10.4 Lease Amendment and Renewal Agreement dated June 13, 2000 by and between The Imperial Life Assurance Company of Canada and NetRover, Inc. regarding 93 Skyway Avenue, Etobicoke, Ontario, Canada

      **10.5 Lease Assignment Agreement dated November 2, 2000 by and among H.V.M. Holdings Inc., Garden Green Realty Inc. and NetRover Inc. regarding 405 Review Drive, Chatham, Ontario, Canada

      **10.6 Lease Amendment Agreement dated January 4, 2001 by and between 890 West Pender Ltd. and CyPost Corporation regarding space at 890 West Pender Street, Vancouver, British Columbia, Canada

       *10.7 Assignment of Building Internet Access Agreement dated November 9, 1999 by and between American Property Management Corporation, as agent for and on behalf of Weston Holding Company, L.L.C., Internet Arena, Inc. and CyPost Corporation regarding providing Internet access at 1020 S.W. Taylor Street, Portland, Oregon

       *10.8 Lease for Internet Equipment dated April 19, 2000 by and between Internet Finance+Equipment, a division of LINC Capital Inc., and CyPost Corporation DBA Connect Northwest and Internet Arena

       *10.9 Lease Agreement dated May 1, 2000 by and between Telcom Leasing Canada and ePost Innovations Inc. regarding installation of Norstar voicemail system, Northern Applications Module 4 Port and Training

      Exhibit
         No.          Description

       *10.10 Master Lease Agreement dated May 3, 2000 by and between Heller Financial Canada, Ltd., and NetRover, Inc., regarding Internet network equipment, together with related Subordination Agreement and related equipment schedules

       *10.11 UUNet Agreement (Provider Quotation) dated June 30, 1999 between NetRover Inc. and UUNet Canada Inc., and related addendum

        10.12 Letter agreement from Blue Heron Venture Fund, Ltd. to CyPost Corporation dated February 9, 1999, regarding debt financing for CyPost Corporation (4)

        10.13 Letter agreement from Blue Heron Venture Fund, Ltd. to CyPost Corporation dated March 17, 2000, regarding debt financing for CyPost Corporation (4)

        10.14 Letter agreement from Blue Heron Venture Fund, Ltd. to CyPost Corporation dated July 12, 2000, regarding debt financing for CyPost Corporation (4)

        10.15 Preferred Supplier Agreement dated March 15, 1999 by and between CyPost Corporation and the Canadian Bar Association, British Columbia Branch (6)

       *10.16 Employment Agreement dated October 5, 1999 between Robert Adams and CyPost Corporation

      **10.17 Assignment of Lease dated November 9, 1999 between American Property Management Corporation, as agent for Weston Holdings Company, L.L.C., David J. Neff, individually, and CyPost Corporation

       *21        List of Subsidiaries

---------------

*        Filed herewith
**       To be filed by amendment

(1) Filed as an exhibit to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed with the SEC on July 19, 1999.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on October 12, 1999.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on October 19, 1999.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the SEC on December 9, 1999.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-8, filed with the SEC on March 8, 2000.

(6) Filed as an exhibit to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, Amendment 1, filed with the SEC on March 9, 2000.

(7) Filed as an exhibit to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, Amendment 3, filed with the SEC on April 17, 2000.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K, Amendment 2, filed with the SEC on July 24, 2000.

(9) Filed as an exhibit to the Company's Current Report on Form 8-K, Amendment 3, filed with the SEC on August 28, 2000.