Form 10KSB/A
period 2000-12-31
CYPOST CORP
filed 2001-04-23
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

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

         Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  April 23, 2001                 CYPOST CORPORATION




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

Name                          Title                                  Date
----                          -----                                  ----

/s/  Robert Sendoh            Chairman of the Board             April 23, 2001
------------------            and Director
Robert Sendoh

/s/  Robert Adams             President, Chief Operating        April 23, 2001
-----------------             Officer, Secretary, Treasurer
Robert Adams                  and Director

/s/  J. Thomas W. Johnston    Director                          April 23, 2001
--------------------------
J. Thomas W. Johnston

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

                       CYPOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 (U.S. Dollars)

                                                                           2000           1999
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       NET LOSS                                                        $(8,288,879)   $(4,351,588)
       Adjustments to reconcile net loss to cash used by
           operating activities:
             Amortization and depreciation                               2,912,555        588,538
             Interest expense                                            1,962,500      2,212,500
             Gain on sale of investment in CyPost KK                       (36,202)          --
             Minority interest                                             108,656           --
             Loss on abandonment of Playa operations                     2,201,253           --
             Write-off of software development costs                       128,726           --
             Casualty loss on equipment                                      7,901           --
             Fair value of stock issued for services                       332,353           --
             Currency translation adjustments on loss on abandonment        60,501           --
             Translation adjustments                                        15,946           --
       Changes in assets and liabilities
             Accounts receivable                                            59,981        (90,017)
             Insurance receivable                                          (58,488)          --
             Prepaid and deposit                                           (77,215)      (109,550)
             Other assets                                                   64,018        (15,972)
             Accounts payable and accrued liabilities                      (35,160)       645,204
             Deferred revenue                                               14,340        149,921
                                                                       -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES                                     (627,214)      (970,964)
                                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of business                                            (592,454)    (3,612,066)
       Purchase of property and equipment                                 (391,638)      (270,100)
       Investment in software development                                  (87,431)      (209,303)
       Proceeds from sale of investment in CyPost KK                       220,000           --
                                                                       -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                     (851,523)    (4,091,469)
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Loan proceeds                                                     1,413,589      4,875,000
       Loan repayment                                                     (100,000)          --
       Exercise of warrants                                                   --          556,000
                                                                       -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                1,313,589      5,431,000
                                                                       -----------    -----------
NET INCREASE (DECREASE) IN CASH                                           (165,148)       368,567
CASH, BEGINNING OF YEAR                                                    415,779         47,212
                                                                       -----------    -----------
CASH, END OF YEAR                                                      $   250,631    $   415,779
                                                                       ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
       Common Stock issued for services and acquisitions               $ 3,272,353    $ 1,428,068
       Common Stock issued for debt conversion                                --      $ 4,000,000

OTHER CASH INFORMATION
   Interest paid                                                       $    29,059    $      --



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

                                  EXHIBIT INDEX

      Exhibit
        No.          Description

       2.1 Acquisition Agreement dated as of September 17, 1997 between CyPost Corporation and ePost Innovations, Inc. regarding the acquisition of ePost Innovations, Inc. (1)

       2.2 Share Purchase Agreement dated as of October 29,1998 between CyPost Corporation and Mushroom Innovations, Inc., regarding the acquisition of Communication Exchange Management Inc. (1)

       2.3 Share Purchase Agreement dated as of June 30, 1999 by and between CyPost Corporation and Stephen S.W. Choi, Eve Long and Jason Xu, regarding the acquisition of Hermes Net Solutions Inc. (6)

       2.4 Share Purchase Agreement dated as of June 30, 1999 between CyPost Corporation and Coyotenet Inc. regarding the acquisition of InTouch Internet Inc. (6)

       2.5 Share Purchase Agreement dated as of July 23, 1999 by and between CyPost Corporation, Robert Adams, Beata Adams and Tami Allan, regarding the acquisition of NetRover Inc. and NetRover Office Inc. (2)

       2.6 Acquisition Agreement dated October 26, 1999, by and between CyPost Corporation, Connect Northwest Internet Services, L.L.C., Alexander G. Free, James P. Fick, Madeline C. O'Donnell, Ira Jay Graham, Robert M. Free, Paul M. Maughan, James P. Eberhardt, Judith L. Fick, Charles A. Fick, Jr., Susan Free and Karen Maughan, regarding the acquisition of Connect Northwest Internet Services, L.L.C. (7)

       2.7 Asset Purchase Agreement dated November 9, 1999 by and between CyPost Corporation, Internet Arena, Inc., David Neff, Jerrold Lively, John B. Anderson, Clarence and Neva Neff Living Trust, Stephen Dentel, Mike Stupak, Heidi Stupak and Matt Campbell, regarding the acquisition of Internet Arena, Inc. (7)

       2.8 Purchase Agreement dated as of January 26, 2000, between CyPost Corporation, Playa Corporation and Hirofumi Watanabe regarding the acquisition of Playa Corporation (7)

       2.9 Share Purchase Agreement dated July 10, 2000 by and between CyPost Corporation and Access Media International, Inc. regarding the purchase of shares in CyPost KK (10)

      Exhibit
        No.          Description


       3.1    Certificate of Incorporation of CyPost Corporation (1)

       3.2 Certificate of Amendment to Certificate of Incorporation of CyPost Corporation (1)

       3.3 Amended and Restated Certificate of Incorporation of CyPost Corporation (6)

       3.4    Bylaws of CyPost Corporation (1)

       4.1 Modified Retainer Agreement dated March 2, 2000, between CyPost Corporation and Kaplan Gottbetter & Levenson (5)

       4.2 Cancellation of Loan Letter Agreement regarding CyPost KK executed by Robert Sendoh dated June 30, 2000, together with related Transfer of Shares Letter Agreement dated June 30, 2000 (10)

       4.3 Cancellation of Loan Letter Agreement regarding CyPost KK executed by Yoshisuke Ishiuchi dated June 30, 2000, together with related Transfer of Shares Letter Agreement dated June 30, 2000 (10)

       4.4 Cancellation of Loan Letter Agreement regarding CyPost KK executed by Hirofumi Watanabe dated June 30, 2000, together with related Transfer of Shares Letter Agreement dated June 30, 2000 (10)

       4.5 Cancellation of Loan Letter Agreement regarding CyPost KK executed by Ibuki Tsuchiya dated June 30, 2000, together with related Transfer of Shares Letter Agreement dated June 30, 2000 (10)

       4.6 Transfer of Shares Letter Agreement regarding CyPost KK executed by Jiro Miyamoto dated June 30, 2000 related to cancellation of indebtedness between CyPost KK and CyPost Corporation (10)

       4.7 Promissory Notes executed by CyPost Corporation dated January 19, 2000; January 26, 2000; January 27, 2000; February 11, 2000;
              February 25, 2000; February 28, 2000; March 7, 2000; March 20, 2000; April 13, 2000; May 1, 2000; and November 3, 2000, in favor of Blue Heron Venture Fund, Ltd. (10)

       4.8 Promissory Notes executed by CyPost Corporation dated May 12, 2000; June 23, 2000; July 10, 2000; August 25, 2000; and September
              11, 2000, in favor of Pacific Gate Capital Corporation (10)

      Exhibit
        No.          Description

       10.1 Lease Renewal and Modification Agreement dated September 4, 1998 by and between Sze &Yee Investments Ltd. and Overdale Investments Ltd., and 469506 B.C. Ltd., DBA Intouch Cordless Communications, and Glenn Duncan Ninow and Susan Siu Jing Ninow regarding 3448 Cambie Street, Vancouver, British Columbia, Canada (10)

       10.2 Lease Amendment and Novation Agreement dated October 27, 1998 by and among Timothy B. White Properties, Connect Northwest, LLC and CyPost Corporation, and related Assignment of Lease and Acceptance
              (10)

       10.3 Lease (Indenture) Agreement dated March 14, 2000 by and between Mansa Holdings Ltd. and CyPost Corporation regarding space at 1281 West Georgia Street, Vancouver, British Columbia, Canada (6)

       10.4 Lease Amendment and Renewal Agreement dated June 13, 2000 by and between The Imperial Life Assurance Company of Canada and NetRover, Inc. regarding 93 Skyway Avenue, Etobicoke, Ontario, Canada (10)

      *10.5 Lease Assignment Agreement dated November 2, 2000 by and among H.V.M. Holdings Inc., Garden Green Realty Inc. and NetRover Inc. regarding 405 Review Drive, Chatham, Ontario, Canada

      *10.6 Lease Amendment Agreement dated January 4, 2001 by and between 890 West Pender Ltd. and CyPost Corporation regarding space at 890 West Pender Street, Vancouver, British Columbia, Canada

       10.7 Assignment of Building Internet Access Agreement dated November 9, 1999 by and between American Property Management Corporation, as agent for and on behalf of Weston Holding Company, L.L.C., Internet Arena, Inc. and CyPost Corporation regarding providing Internet access at 1020 S.W. Taylor Street, Portland, Oregon (10)

       10.8 Lease for Internet Equipment dated April 19, 2000 by and between Internet Finance+Equipment, a division of LINC Capital Inc., and CyPost Corporation DBA Connect Northwest and Internet Arena (10)

       10.9 Lease Agreement dated May 1, 2000 by and between Telcom Leasing Canada and ePost Innovations Inc. regarding installation of Norstar voicemail system, Northern Applications Module 4 Port and Training (10)

      Exhibit
        No.          Description

       10.10 Master Lease Agreement dated May 3, 2000 by and between Heller Financial Canada, Ltd., and NetRover, Inc., regarding Internet network equipment, together with related Subordination Agreement and related equipment schedules (10)

       10.11 UUNet Agreement (Provider Quotation) dated June 30, 1999 between NetRover Inc. and UUNet Canada Inc., and related addendum (10)

       10.12 Letter agreement from Blue Heron Venture Fund, Ltd. to CyPost Corporation dated February 9, 1999, regarding debt financing for CyPost Corporation (4)

       10.13 Letter agreement from Blue Heron Venture Fund, Ltd. to CyPost Corporation dated March 17, 2000, regarding debt financing for CyPost Corporation (4)

       10.14 Letter agreement from Blue Heron Venture Fund, Ltd. to CyPost Corporation dated July 12, 2000, regarding debt financing for CyPost Corporation (4)

       10.15 Preferred Supplier Agreement dated March 15, 1999 by and between CyPost Corporation and the Canadian Bar Association, British Columbia Branch (6)

       10.16 Employment Agreement dated October 5, 1999 between Robert Adams and CyPost Corporation (10)

      *10.17 Assignment of Lease dated November 9, 1999 between American Property Management Corporation, as agent for Weston Holdings Company, L.L.C., David J. Neff, individually, and CyPost Corporation

       21     List of Subsidiaries (10)

---------------

*      Filed herewith

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

(8) Filed as an exhibit to the Company's Current Report on Form 8-K, Amendment 2, filed with the SEC on July 24, 2000.

(9) Filed as an exhibit to the Company's Current Report on Form 8-K, Amendment 3, filed with the SEC on August 28, 2000.

(10) Filed as an exhibit to the Company's Annual Report on Form 10-KSB, filed with the SEC on April 16, 2001.