Form 10QSB
period 2001-03-31
CYPOST CORP
filed 2001-05-15
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _______________ to _______________


     Commission file number            000-26751
                            ------------------------------------------

                               CyPost Corporation
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                     98-0178674
---------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation          (IRS Employer
or organization)                                       Identification Number)

     900-1281 West Georgia St., Vancouver, British Columbia, Canada      V6E 3J7
-------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                         (Zip Code)

                                 (604) 904-4422
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Not Applicable
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,562,025 as of April 2, 2001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Annual Report on Form 10-KSB, as amended, of CyPost Corporation (the "Company"), for the fiscal year ended December 31, 2000, previously filed with the Commission.

         The Company's business operations are presently conducted in Canada and the United States. Dollar values in this Report are expressed in U.S. Dollars, unless indicated otherwise. On March 31, 2001, one Canadian Dollar ("CDN") was worth $.6342 U.S. Dollars.

         The accompanying notes are an integral part of these consolidated financial statements.

                                     CYPOST CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                    MARCH 31, 2001 AND DECEMBER 31, 2000
                                               (U.S. Dollars)
                                                                                  2001              2000
                                                                              -----------       -----------
                                                                              (Unaudited)        (Audited)
ASSETS

CURRENT ASSETS
     CASH                                                                     $   185,811       $   250,631
     ACCOUNTS RECEIVABLE, NET OF ALLOWANCE                                        297,031           173,207
     INSURANCE PROCEEDS RECEIVABLE                                                 38,984            58,488
     PREPAIDS AND DEPOSITS                                                        145,453           250,534
                                                                              -----------       -----------
                                                                                  667,279           732,860

PROPERTY AND EQUIPMENT, NET                                                       712,054           751,020

 GOODWILL AND OTHER INTANGIBLES, NET OF                                         2,735,052         3,193,015
      ACCUMULATED AMORTIZATION
 OTHER ASSETS                                                                       4,079             5,371
                                                                              -----------       -----------

                                                                              $ 4,118,464       $ 4,682,266
                                                                              ===========       ===========
 LIABILITIES AND SHAREHOLDERS EQUITY

 CURRENT LIABILITIES
      ACCOUNTS PAYABLE & ACCRUED LIABILITIES                                  $ 1,057,543       $ 1,026,666
      LOANS                                                                     2,110,000         2,110,000
      DEFERRED REVENUE                                                            626,746           640,483
                                                                              -----------       -----------
      TOTAL CURRENT LIABILITIES                                                 3,794,289         3,777,149
                                                                              -----------       -----------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
      SHARE CAPITAL
           AUTHORIZED
             5,000,000 PREFERRED STOCK WITH A PAR VALUE OF $.001
             30,000,000 COMMON STOCK WITH A PAR VAUE OF $.001

           ISSUED AND OUTSTANDING
             PREFERRED STOCK - NONE                                                     0                 0
             COMMON STOCK 21,559,493 - 2001, 21,556,993 - 2000                     21,560            21,557
      PAID-IN CAPITAL                                                          14,048,816        14,047,544
      ACCUMULATED DEFICIT                                                     (13,744,989)      (13,197,006)
      CURRENCY TRANSLATION ADJUSTMENT                                              (1,212)           33,022
                                                                              -----------       -----------
      TOTAL STOCKHOLDERS' EQUITY                                                  324,175           905,117
                                                                              -----------       -----------
                                                                              $ 4,118,464       $ 4,682,266
                                                                              ===========       ===========

                The accompanying notes are an integral part of these consolidated statements.

                                     CYPOST CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                               (U.S. Dollars)

                                                                                 2001               2000
                                                                              -----------       -----------
REVENUE                                                                        $1,063,823       $ 1,039,560

DIRECT COSTS                                                                     (428,671)         (620,381)

                                                                                  635,152           419,179
                                                                              -----------       -----------
EXPENSES
          SELLING, GENERAL AND ADMINISTRATIVE                                     622,952         1,007,783
          AMORTIZATION AND DEPRECIATION                                           518,857           659,092
                                                                              -----------       -----------
                                                                                1,141,809         1,666,875
                                                                              -----------       -----------

LOSS BEFORE OTHER INCOME (EXPENSE)                                               (506,657)       (1,247,696)
                                                                              -----------       -----------
OTHER INCOME (EXPENSE)

NET PROCEEDS FROM FIRE INSURANCE                                                        0           107,271

INTEREST EXPENSE                                                                  (41,326)         (179,284)

MINORITY INTEREST                                                                       0            15,956
                                                                              -----------       -----------
NET LOSS                                                                      $  (547,983)      $(1,303,753)
                                                                              -----------       -----------


LOSS PER SHARE BASIC & DILUTED                                                $     (0.03)      $     (0.06)
                                                                              ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                  21,559,521        20,646,690
                                                                              ===========       ===========


                The accompanying notes are an integral part of these consolidated statements.

                                     CYPOST CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                               (U.S. Dollars)

                                                                                 2001               2000
                                                                              -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
      NET LOSS                                                                $  (547,983)      $(1,303,753)
      Adjustments to reconcile net loss to cash used by
          operating activities:
             Amortization and depreciation                                        518,857           659,092
             Interest expense                                                      41,326           179,284
             Fair value of stock issued for services                                1,275                 -
             Net recovery from fire insurance                                           -          (107,271)
                                                                              -----------       -----------
                                                                                   13,475          (572,648)
      Changes in non-cash operating accounts                                      (56,367)          167,449
                                                                              -----------       -----------

NET CASH USED BY OPERATING ACTIVITIES                                             (42,892)         (405,199)
                                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of business                                                           -          (300,000)
      Purchase of property and equipment                                          (21,928)         (231,088)
      Investment in software development                                                -           (67,488)
                                                                              -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                                             (21,928)         (598,576)
                                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Loan proceeds                                                                     -         1,025,000
                                                                              -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               -         1,025,000
                                                                              -----------       -----------

NET INCREASE IN CASH                                                              (64,820)           21,225

CASH, BEGINNING OF PERIOD                                                         250,631           415,779
                                                                              -----------       -----------

CASH, END OF PERIOD                                                           $   185,811       $   437,004
                                                                              ===========       ===========


             The accompanying notes are an integral part of these consolidated statements.

                                     CYPOST CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                               (U.S. Dollars)

                                                              Additional                   Cummulative
                                           Common Stock         Paid-in                    Translation
                                         Number      Amount     Capital       Deficit       Adjustment      Total
                                       -----------  -------   -----------   -------------  ------------   ---------
BALANCE, JANUARY 1, 2001               21,556,993   $21,557   $14,047,544   $(13,197,006)    $ 33,022     $ 905,117
   Issued for services                      2,500         3         1,272                                     1,275
   Cummulative translation adjustment                                                         (34,234)      (34,234)
   Net loss                                                                     (547,983)                  (547,983)
BALANCE, MARCH 31, 2001                21,559,493   $21,560   $14,048,816   $(13,744,989)    $ (1,212)    $ 324,175






      The accompanying notes are an integral part of these consolidated statements.


                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

         Several conditions and events cast doubt about the Company's ability to continue as a going concern. The Company has incurred net losses of approximately $13.7 million for the period from inception September 5, 1997 to March 31, 2001, has a working capital deficit of approximately $3.1 million at March 31, 2001, and requires additional financing for its business operations.

         The Company is streamlining operations and consolidating its ISP's to enhance efficiency and reduce operating expenses. As a result of the foregoing efforts, the operations of Intouch Internet Inc. and NetRover Office Inc. have been fully consolidated into the Company's wholly-owned subsidiary, NetRover Inc.

         These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While management believes that the actions already taken or planned, as described above, will mitigate the adverse conditions and events which raise doubts about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities and the reported revenues and expenses.

   INTERIM FINANCIAL STATEMENTS

         The interim consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 2001 and 2000, (b) the consolidated financial position at March 31, 2001, (c) the consolidated statement of stockholders' equity for the three months ended March 31, 2001 and (d) the consolidated cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 31, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

   CONSOLIDATION

         The consolidated financial statements include the accounts of CyPost Corporation and its subsidiaries. In 2000, the subsidiaries include CyPost KK, Playa Corporation, ePost Innovations Inc., NetRover Inc., NetRover Office Inc., Hermes Net Solutions Inc., and Intouch.Internet Inc. All of the subsidiaries, except CyPost KK, are wholly owned. Later in 2000, the Company sold its investment in CyPost KK and abandoned its investment in Playa Corporation. Connect Northwest and Internet Arena are DBA of CyPost Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

2. SHARE CAPITAL

         On March 31, 2001, the Company reflected the issuance of 2,500 shares of its common stock in an aggregate amount of $1,275 to one consultant at the closing price of $0.51 per share in consideration for his providing certain services to the Company. As of March 31, 2001, these shares have not been issued, however for purposes of financial statement presentation, all shares were deemed issued as of March 31, 2001.

         On January 10, 2001, the Company issued an option to purchase 1,000,000 shares of the Company's common stock to Robert Adams, President, Chief Operating Officer, Secretary and Treasurer of the Company, and an option to purchase 125,000 shares of the Company's common stock to Tami Allan, Vice President of North American Operations of the Company. The exercise price of each option is $.10 per share and vests over time.

3. COMMITMENTS AND CONTIGENCIES

            Canada Post Litigation

            On June 11, 1999, Canada Post Corporation ("Canada Post") filed a Statement of Claim in the Federal Court of Canada (Court File No. T-1022-99) in which it sought injunctive and unspecified monetary relief for the allegedly "improper" use by the Company's subsidiary, ePost Innovations, Inc., ("ePost Innovations"), of certain marks and names which contain the component "post". On October 18, 1999, ePost Innovations filed its Defense and Counterclaim. In a motion heard November 24, 1999, Canada Post Corporation challenged certain parts of the Counterclaim and the Federal Court reserved judgment. There has been no pre-trial discovery and no trial date has been set.

            On May 25, 1999, ePost Innovations filed a statement of Claim in the British Columbia Court (Court File No. C992649) seeking a declaration that the public notice of Canada Post's adoption and use of CYBERPOSTE and CYBERPOST on November 18, 1998 and December 9, 1998 respectively, did not affect the Company's use of CyPost and ePost Innovations as trademarks and trade-names prior to said dates. ePost Innovations sought summary judgment for such a declaration and on September 14, 1999, the court rejected summary judgment on the basis that no right of ePost Innovations was being infringed and that a trial of the issues was more appropriate. The rejection is pending appeal. There has been no pre-trial discovery (except to the extent that some was done as part of the summary judgment application) and no trial date has been set.

            Canada Post seeks relief in the form of preventing ePost Innovations from using trademarks, trade-names or brand names and does not seek monetary damages. Accordingly, the Company does not believe that this litigation will have a material impact on its future results of operations, financial condition and liquidity.

            By order of the Federal Court dated January 25, 2001, ePost Innovations was required to appoint new counsel in this matter, failing which Canada Post would be permitted to move to strike ePost Innovations' Statement of Defense and Counterclaim. On April 6, 2001, the Federal Court ruled on Canada Post's November 24, 1999 motion, whereby it was ordered that certain portions of ePost Innovations' Statement of Defense and Counterclaim be stricken, and that by a Supplemental Order of the Federal Court dated April 9th, 2001, Canada Post be required to file its Reply and Defense to Counterclaim by April 25, 2001. Canada Post has filed a motion to extend the time for filing its Reply and Defense to Counterclaim, which is scheduled to be heard by the Federal Court on May 14, 2001. ePost Innovations does not intend to oppose the motion. Canada Post's motion to extend time includes a motion to strike ePost Innovations' Defense and Counterclaim for failure to appoint new counsel. Canada Post is prepared to withdraw this aspect of its motion if ePost Innovations appoints new counsel by May 11, 2001. ePost Innovations did not appoint new counsel by such date.

            ePost Innovations and Canada Post are engaged in settlement discussions to resolve the litigation. However, due to the inherent uncertainties of litigation, the Company cannot predict whether the parties will reach a definitive settlement and, if they do, whether the terms of any settlement will be favorable to the Company.

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

Overview

         The Company is engaged in the business of providing Internet service provider ("ISP") services ("ISP Services") for business and personal use. Previously, the Company was also involved in developing certain software products, which activities the Company no longer pursues.

         The Company was a development stage company until the first quarter of 1999, when it began to broaden its strategic focus through the acquisition of six ISPs. Currently, providing ISP Services is the focus of the Company's business. The Company's business operations are presently conducted in Canada and the United States.

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

         The Company is also consolidating Web hosting and dedicated services into Toronto, a process which began in late-2000 and is expected to be completed by late-2001. Other ISP Services such as e-mail and user authentication (i.e., customer security) will continue to be handled from regional data centers. Beginning in early 2001, all new Web hosting customers, wherever located, are being hosted from Toronto. As a result of the foregoing efforts, the operations of Intouch Internet Inc. and NetRover Office Inc. have been fully consolidated into the Company's wholly-owned subsidiary, NetRover Inc. ("NetRover"). The Company is also considering implementing other consolidated services to achieve greater efficiency and cost savings.

Results of Operations for the Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

         Substantially all of the Company's revenue was earned from its ISP operations during the three months ended March 31, 2001. These revenues are attributable virtually entirely to the operations of the Company's ISP businesses (Hermes Net Solutions, Inc. and NetRover, and the Connect Northwest Internet Services and Internet Arena DBAs) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $1,063,823 for the three months ended March 31, 2001 compared to $1,039,560 for the three months ended March 31, 2000, indicating relative stability in revenue derived from ISP services.

         Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $428,671, were incurred for the three months ended March 31, 2001, compared to $620,381 for the three months ended March 31, 2000. The decrease in the above noted expenses for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 results primarily from receiving service level agreement credits from certain telecommunication providers.

         Selling, general and administrative expenses were $622,952 for the three months ended March 31, 2001 compared to $1,007,783 for the three months ended March 31, 2000. The decrease in the above noted expenses for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 results primarily from a reduction in salaries and benefits, the abandonment of Playa Corporation and consolidation of the operation of the Company's ISP businesses.

         The Company incurred interest expense of $41,326 for the three months ended March 31, 2001, compared to $179,284 for the three months ended March 31, 2000, which amount included $35,784 of interest expense for the three months ended March 31, 2000 in respect of promissory notes issued by the Company in favor of Blue Heron Venture Fund, Ltd. (the "Blue Heron Demand Notes"), the Company's principal creditor. These notes are unsecured, bear interest at 8% per annum and are payable on demand. The decrease in interest expense is primarily the result of the fact that because the Company did not borrow any additional funds during the three months ended March 31, 2001, it did not incur any beneficial conversion feature for such period, partially offset by an increase in interest incurred with respect to the outstanding balance of the Blue Heron Demand Notes. See "Liquidity and Capital Resources" below.

         The Company had a net loss of $547,983, or $.03 per share, for the three months ended March 31, 2001, compared to a net loss of $1,303,753, or $.06 per share, for the three months ended March 31, 2000. The decrease in net loss for the three months ended March 31, 2001 was primarily a result of significant decreases in direct costs; selling, general and administrative expenses; amortization and depreciation of the assets acquired in the fiscal year 1999; and interest expense.

Liquidity and Capital Resources

         The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss for the three months ended March 31, 2001 of $547,983, compared to a net loss for the three months ended March 31, 2000 of $1,303,753. As of March 31, 2001, the Company had a working capital deficit of $3,127,010, which is primarily due to the Company's use of current assets to acquire its ISP and Software Products businesses, and professional fees. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

         During the fiscal year ended December 31, 2000, the Company borrowed an additional $1,210,000 from Blue Heron. The Company did not borrow any additional funds during the three months ended March 31, 2001. As of March 31, 2001, the aggregate outstanding principal amount of the loans was $2,085,000. If the Blue Heron Demand Notes in such aggregate principal amount were converted, Blue Heron would be entitled to an additional 2,780,000 shares of the Company's Common Stock.

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

         On April 11, 2001, the Company received a letter from Blue Heron, stating its willingness to renegotiate the terms of the Blue Heron loans from demand loans to term loans. No negotiations have commenced as of the date of filing this Report and no assurance can be given that negotiations will be undertaken. The actual terms of any such renegotiation are subject to agreement between the Company and Blue Heron, and no assurance can be given that the parties will reach agreement on the new terms of the loans. Kelly Shane Montalban, a principal stockholder of the Company, may be deemed to have an indirect pecuniary interest in Blue Heron as a result of his status as fund manager for Blue Heron. Blue Heron is also a principal stockholder of the Company. Blue Heron may be deemed to be an affiliate of Pacific Gate, another of the Company's lenders, in which Mr. Montalban is the sole stockholder, sole director and sole officer.

         During the fiscal year ended December 31, 2000, the Company borrowed an aggregate $125,000 from Pacific Gate, of which amount $25,000 was outstanding on March 31, 2001. These loans bear interest at 8% per annum and are payable on demand. Since these loans are payable on demand, the Company's ability to continue operations is dependent upon the willingness of Pacific Gate to forbear from demanding payment. The Company believes that Pacific Gate will continue to forbear payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. Should Pacific Gate demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.

         On April 11, 2001, the Company received a letter from Pacific Gate, stating its willingness to renegotiate the terms of the Pacific Gate loans from demand loans to terms loans. No negotiations have commenced as of the date of filing this Report and no assurance can be given that negotiations will be undertaken. The actual terms of any such renegotiation are subject to agreement between the Company and Pacific Gate, and no assurance can be given that the parties will reach agreement on the new terms of the loans. Pacific Gate is an affiliate of Kelly Shane Montalban, a principal stockholder of the Company, who is also the sole stockholder, sole director and sole officer of

Pacific Gate; and may be deemed to be an affiliate of Blue Heron through Kelly Shane Montalban, who is fund manager for Blue Heron.

         The Company's cash position during the three months ended March 31, 2001 was $185,811, compared to $250,631 on December 31, 2000. This decrease is primarily due to the Company's not borrowing additional funds during the three months ended March 31, 2001.

         The Company's net cash used in operating activities totaled $42,892 during the three months ended March 31, 2001, compared to $405,199 during the three months ended March 31, 2000. This decrease is primarily due to streamlining and consolidating of the Company's ISP Services operations, and termination and resignation of employees in the Vancouver office during 2000.

         The Company's net cash used in investing activities totaled $21,928 during the three months ended March 31, 2001, compared to $598,576 during the three months ended March 31, 2000. This decrease is primarily due to the Company's not acquiring any new businesses and making significantly fewer purchases of property and equipment during the three months ended March 31, 2001.

         The Company did not have any proceeds from financing activities during the three months ended March 31, 2001, compared to $1,025,000 of such proceeds during the three months ended March 31, 2000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Canada Post Litigation

         On June 11, 1999, Canada Post Corporation ("Canada Post") filed a Statement of Claim in the Federal Court of Canada (Court File No. T-1022-99) in which it sought injunctive and unspecified monetary relief for the allegedly "improper" use by the Company's subsidiary, ePost Innovations, Inc., ("ePost Innovations"), of certain marks and names which contain the component "post". On October 18, 1999, ePost Innovations filed its Defense and Counterclaim. In a motion heard November 24, 1999, Canada Post Corporation challenged certain parts of the Counterclaim and the Federal Court reserved judgment. There has been no pre-trial discovery and no trial date has been set.

         On May 25, 1999, ePost Innovations filed a statement of Claim in the British Columbia Court (Court File No. C992649) seeking a declaration that the public notice of Canada Post's adoption and use of CYBERPOSTE and CYBERPOST on November 18, 1998 and December 9, 1998 respectively, did not affect the Company's use of CyPost and ePost Innovations as trademarks and trade-names prior to said dates. ePost Innovations sought summary judgment for such a declaration and on September 14, 1999, the court rejected summary judgment on the basis that no right of ePost Innovations was being infringed and that a trial of the issues was more appropriate. The rejection is pending appeal. There has been no pre-trial discovery (except to the extent that some was done as part of the summary judgment application) and no trial date has been set.

         Canada Post seeks relief in the form of preventing ePost Innovations from using trademarks, trade-names or brand names and does not seek monetary damages. Accordingly, the Company does not believe that this litigation will have a material impact on its future results of operations, financial condition and liquidity.

         By order of the Federal Court dated January 25, 2001, ePost Innovations was required to appoint new counsel in this matter, failing which Canada Post would be permitted to move to strike ePost Innovations' Statement of Defense and Counterclaim. On April 6, 2001, the Federal Court ruled on Canada Post's November 24, 1999 motion, whereby it was ordered that certain portions of ePost Innovations' Statement of Defense and Counterclaim be stricken, and that by a Supplemental Order of the Federal Court dated April 9th, 2001, Canada Post be required to file its Reply and Defense to Counterclaim by April 25, 2001. Canada Post has filed a motion to extend the time for filing its Reply and Defense to Counterclaim, which is scheduled to be heard by the Federal Court on May 14, 2001. ePost Innovations does not intend to oppose the motion. Canada Post's motion to extend time includes a motion to strike ePost Innovations' Defense and Counterclaim for failure to appoint new counsel. Canada Post is prepared to withdraw this aspect of its motion if ePost Innovations appoints new counsel by May 11, 2001. ePost Innovations did not appoint new counsel by such date.

         ePost Innovations and Canada Post are engaged in settlement discussions to resolve the litigation. However, due to the inherent uncertainties of litigation, the Company cannot predict whether the parties will reach a definitive settlement and, if they do, whether the terms of any settlement will be favorable to the Company.

Item 2.  Changes in Securities

         On January 10, 2001, the Company issued an option to purchase 1,000,000 shares of the Company's common stock to Robert Adams, President, Chief Operating Officer, Secretary and Treasurer of the Company, and an option to purchase 125,000 shares of the Company's common stock to Tami Allan, Vice President of North American Operations of the Company. The exercise price of each option is $.10 per share and vests over time. The options were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions by an issuer not involving a public offering or Regulation S promulgated thereunder for transactions by an issuer outside the United States.

         On January 23, 2001, the Company issued an aggregate 25,000 of its common stock to three employees in consideration for their providing certain services to the Company from September 1, 2000 through September 30, 2000. These shares were issued pursuant to the exemption from registration contained in
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering or Regulation S promulgated thereunder for transactions by an issuer outside the United States.

         On June 8, 2000, the Company issued 771,426 shares of its Common Stock to the selling stockholders of Playa Corporation ("Playa") as partial payment of the purchase price $3,000,000 in connection with the Company's acquisition of that company. Due to the discovery of a clerical error in the share conversion price of the terms of the transaction, an additional 14,029 shares of the Company's Common Stock were issued to the selling stockholders of Playa on January 23, 2001. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering or Regulation S promulgated thereunder for transactions by an issuer outside the United States.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         10.1 Capacity Agreement dated January 4, 2001 between Verizon Northwest Inc. and CyPost Corporation for the State of Washington

         10.2 Stock Option Agreement dated as of January 12, 2001 between the Company and Robert Adams

         10.3 Stock Option Agreement dated as of January 12, 2001 between the Company and Tami Allan

         (b)   Reports on Form 8-K

                  None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       "Registrant"

                                       CYPOST CORPORATION


DATE:  May 15, 2001                    By:  /s/ Robert Adams
                                           --------------------
                                           Robert Adams
                                           President and Treasurer
                                           (Principal Financial Officer)