Form 10QSB
period 2001-06-30
CYPOST CORP
filed 2001-08-17
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  June 30, 2001

                                       OR

[ ]    TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE EXCHANGE ACT

       For  the  transition  period  from                   to
                                          -----------------    -----------------

       Commission  file  number               000-26751
                               -------------------------------------------------

                               CyPost Corporation
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                      98-0178674
-------------------------------             -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or  organization)

900-1281  West Georgia St.,  Vancouver, British Columbia, Canada     V6E 3J7
--------------------------------------------------------------------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,559,525 as of July 31, 2001.

Transitional  Small  Business  Disclosure  Format  (check one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2000, previously filed with the Commission.

     The accompanying notes are an integral part of these consolidated financial statements.

                             CYPOST CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 2001 AND DECEMBER 31, 2000
                                        (U.S. DOLLARS)

                                                            6/31/01        12/31/00
                                                         --------------  -------------
                                                          (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS
  CASH                                                   $     102,161   $    250,631
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE                        331,787        173,207
  INSURANCE PROCEEDS RECEIVABLE                                  2,716         58,488
  PREPAIDS AND DEPOSITS                                        152,390        250,534
                                                         --------------  -------------
                                                               589,054        732,860

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION                                                   607,054        751,020

 GOODWILL AND OTHER INTANGIBLES, NET OF                      2,277,090      3,193,015
   ACCUMULATED AMORTIZATION
 OTHER ASSETS                                                    9,323          5,371
                                                         --------------  -------------

                                                         $   3,482,521   $  4,682,266
                                                         ==============  =============

 LIABILITIES AND SHAREHOLDERS EQUITY

 CURRENT LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES              $   1,111,089   $  1,026,666
   LOANS                                                     2,344,788      2,110,000
   DEFERRED REVENUE                                            547,315        640,483
                                                         --------------  -------------
   TOTAL CURRENT LIABILITIES                                 4,003,192      3,777,149
                                                         --------------  -------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY (DEFICIT)
   SHARE CAPITAL
        AUTHORIZED
             5,000,000 PREFERRED STOCK  WITH A PAR VALUE OF $.001
             30,000,000 COMMON STOCK
             WITH A PAR VAUE OF $.001

        ISSUED AND OUTSTANDING
             PREFERRED STOCK -
             NONE                                                    -              -
             COMMON STOCK 21,559,493 -
             2001, 21,556,993 - 2000                            21,560         21,557
   PAID-IN CAPITAL                                          14,048,816     14,047,544
   ACCUMULATED DEFICIT                                     (14,587,243)   (13,197,006)
   CURRENCY TRANSLATION ADJUSTMENT                              (3,804)        33,022
                                                          --------------  ------------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (520,671)       905,117
                                                         --------------  -------------

                                                         $   3,482,521   $  4,682,266
                                                         ==============  =============

  The accompanying notes are an integral part of these consolidated statements.

                      CYPOST  CORPORATION  AND  SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                                 (U.S. DOLLARS)


                             Three Months Ended           Six Months Ended
                                   June 30,                   June 30,
                         --------------------------  -------------------------
                             2001          2000          2001         2000
                         ------------  ------------  ------------  -----------
REVENUE                  $   955,376   $ 1,354,745   $ 2,019,199    2,394,305

DIRECT COSTS                (484,358)     (676,546)     (913,029)  (1,296,927)
                         ------------  ------------  ------------  -----------
                             471,018       678,199     1,106,170    1,097,378
                         ------------  ------------  ------------  -----------
EXPENSES
  SELLING, GENERAL AND
  ADMINISTRATIVE             723,047     1,403,834     1,345,999    2,411,617
  AMORTIZATION
  AND
  DEPRECIATION               548,604       847,556     1,067,461    1,506,648
                         ------------  ------------  ------------  -----------
                           1,271,651     2,251,390     2,413,460    3,918,265
                         ------------  ------------  ------------  -----------

LOSS BEFORE OTHER
 INCOME (EXPENSE)           (800,633)   (1,573,191)   (1,307,290)  (2,820,887)
                         ------------  ------------  ------------  -----------
NET PROCEEDS FROM
 FIRE INSURANCE                    -        22,274             -      129,545

INTEREST EXPENSE             (41,621)   (1,824,611)      (82,947)  (2,003,895)

MINORITY INTEREST                  -        92,700             -      108,656
                         ------------  ------------  ------------  -----------

NET LOSS                    (842,254)   (3,282,828)   (1,390,237)  (4,586,581)
                         ------------  ------------  ------------  -----------


LOSS PER SHARE
 BASIC & DILUTED               (0.04)        (0.16)        (0.06)       (0.22)
                         ============  ============  ============  ===========

WEIGHTED AVERAGE
 NUMBER OF SHARES         21,559,493    21,138,993    21,558,243   20,892,842
 OUTSTANDING
                         ============  ============  ============  ===========

  The accompanying notes are an integral part of these consolidated statements.

                       CYPOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (U.S. DOLLARS)

                                                         2001          2000
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET LOSS                                           $(1,390,237)  $(4,586,581)
  Adjustments to reconcile net loss to cash used by
      operating activities:
    Amortization and depreciation                      1,067,461     1,506,648
    Interest expense                                      82,947     2,003,451
    Fair value of stock issued for services                1,275             -
    Net recovery from fire insurance                           -      (129,545)
                                                     ------------  ------------
                                                        (238,554)   (1,206,027)
  Changes in non-cash operating accounts                 161,755       348,308
                                                     ------------  ------------
NET CASH USED BY OPERATING ACTIVITIES                    (76,799)     (857,719)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                      -      (300,000)
  Purchase of property and equipment                     (71,671)     (266,130)
  Investment in software development                           -       (74,447)
                                                     ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                    (71,671)     (640,577)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                -     1,333,589
                                                     ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      -     1,333,589
                                                     ------------  ------------
NET INCREASE IN CASH                                    (148,470)     (164,707)
CASH, BEGINNING OF PERIOD                                250,631       415,779
                                                     ------------  ------------
CASH, END OF PERIOD                                  $   102,161   $   251,072
                                                     ============  ============

  The accompanying notes are an integral part of these consolidated statements

                               CYPOST CORPORATION
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

          Several conditions and events cast doubt about the Company's ability to continue as a going concern. The Company has incurred net losses of approximately $14.6 million for the period from inception September 5, 1997 to June 30, 2001, has a working capital deficit of approximately $3.4 million at June 30, 2001, and requires additional financing for its business operations.

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

          If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses.

                          INTERIM FINANCIAL STATEMENTS

          The interim condensed consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 2001 and 2000, (b) the consolidated financial position at June 30, 2001 and (c) the consolidated cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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


2.   LOANS

          On June 18, 2001 at the request of Blue Heron Venture Fund, Ltd. (Blue Heron), Blue Heron Notes in the aggregate principal amount of $2,085,000 were cancelled and on June 19, 2001 new promissory notes (the "Blue Heron Shareholder Notes") in the aggregate principal amount of $2,319,788.24 were issued to the shareholders of Blue Heron. The principal amount of the Blue Heron Shareholder Notes is comprised of the $2,085,000 principal amount of the Blue Heron Notes and the $234,788.24 in interest due on the Blue Heron Notes at the time of cancellation. The Blue Heron Shareholder Notes are unsecured and are payable on demand. $2,085,000 in principal amount of the Blue Heron Shareholder Notes bear interest at 8% per annum. The balance of the Blue Heron Shareholder Notes do not provide for the payment of interest.

3.   COMMITMENTS  AND  CONTIGENCIES

     CANADA  POST  LITIGATION

          On June 20, 2001 ePost Innovations, Canada Post and the Company entered into a Settlement and Release Agreement effective as of May 30, 2001 (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the parties executed mutual releases and discontinued their respective claims. The release by Canada Post to ePost Innovations was made subject to the Company and ePost Innovations ceasing all use of the trade name EPOST within Canada within 90 days of the effective date of the Settlement
     Agreement and transferring all right, title and interest they had with respect to the trade name and trademark EPOST and any goodwill associated therewith to Canada Post upon execution of the Settlement Agreement. The Company has yet to change the name of its subsidiary but intends to do so within the time frame set forth in the Settlement Agreement. All other terms of the Settlement Agreement have been complied with.

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

          On April 4, 2000, Berry commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 601448/2000), against the Company and Continental Stock Transfer & Trust Company ("Continental"), (the "New York Action"). In the New York Action, Berry claimed damages for alleged conversion, fraud, breach of contract and breach of fiduciary duty all arising from the alleged wrongful Stop Transfer Order which the Company placed relating to 75,000 shares of the Company's Common Stock registered in Berry's name and the Company's cancellation of a further 600,000 shares (the "Contingent Shares"). The complaint in the New York Action claims damages in excess of $3,000,000 with the precise amount to be determined at trial.

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

          A loss by the Company of the claim against it for monetary damages would have a material adverse effect on the Company's future results of operations, financial condition and liquidity; however, the Company does not expect to lose this action and believes additionally that it would be able to negotiate reasonable payment terms should it lose this suit.

                           SHANE MONTALBAN LITIGATION

          On June 15, 2001, the Company filed a Summons and Complaint against Kelly Shane Montalban, a principal shareholder of the Company, in the US District Court for the Southern District of New York alleging liability by Mr. Montalban to the Company for violations of Section 16(b) of the Securities Exchange Act of 1934, as amended. The suit seeks recovery of short swing profits realized by Mr. Montalban and affiliated persons during the period September 1999 through June 15, 2001 as the result of certain purchases and sales of the Company's common stock by Mr. Montalban and such affiliated persons.

          The Company and Mr. Montalban are presently engaged in settlement discussions to resolve the litigation. No assurance can be given, however, that the parties will reach a settlement.

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

     The Company was a development stage company until the first quarter of 1999, when it began to broaden its strategic focus through the acquisition of six ISPs. Currently, providing ISP Services is the focus of the Company's business. The Company's business operations are presently conducted in the United States and Canada.

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

     During 2000, the Company began streamlining and consolidating its ISP Services operations to enhance efficiency and reduce operating expenses. The Company has embarked on a program to centralize ISP Services to the greatest extent possible, as follows:

   -  Customer  Support.  During  the  second  half  of  2000, the Company began
      -----------------
      consolidating all aspects of customer support (including end user technical issues) into the Chatham, Ontario facility. In early 2001, customer support for Oregon ISP Services customers were consolidated into the Chatham facility and by late-2001 it is expected that customer support for all of the Company's ISP Services customers will be handled by the Chatham facility.

   -  Billing  and  Collections.  During  the  second  half of 2000, the Chatham
      -------------------------
      facility took over billing and collections for British Columbia customers, in addition to continuing billing and collections for all other Canadian customers. In early 2001 the billing and collections for the Oregon ISP customers were consolidated into the Chatham facility, billing and collections for the Washington ISP Services customers will be consolidated in late-2001.

   -  Network Operations.  During 2000, the Company reduced four maintenance and
      ------------------
      repair teams to two regionally-based teams. A team based in Toronto provides primary monitoring and repair of all servers and routers covering all Canadian ISP Services customers and provides overflow assistance to the Pacific Northwest, while a Seattle team provides primary monitoring and repair of all servers and routers covering all of the Pacific Northwest ISP Services customers and provides overflow assistance to Canada.

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

Results of Operations for the Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

     Substantially all of the Company's revenue was earned from its ISP operations during the three months ended June 30, 2001. These revenues are attributable virtually entirely to the operations of the Company's ISP businesses (Hermes Net Solutions, Inc., Intouch.Internet Inc., NetRover Inc., Connect Northwest Internet Services and Internet Arena) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $955,376 for the three months ended June 30, 2001 compared to $1,354,745 for the three months ended June 30, 2000. The decrease in the above noted revenue, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, are primarily due to the discontinuation of Playa Corporation during the fourth quarter of 2000, a decrease in marketing related activities, and the softening of technology related sector spending.

     Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $484,358, were incurred for the three months ended June 30, 2001, compared to $676,546 for the three months ended June 30, 2000. The decrease in the above noted expenses for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 results primarily from having renegotiated certain key telecommunication agreements and receiving service level agreement credits from certain telecommunication providers.

     Selling, general and administrative expenses were $723,047 for the three months ended June 30, 2001 compared to $1,403,834 for the three months ended June 30, 2000. The decrease in the above noted expenses for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 results primarily from a reduction in salaries and benefits and consolidation of the operation of the Company's ISP businesses.

     The Company has accrued interest of $41,621 for the three months ended June 30, 2001, compared to $1,824,611 for the three months ended June 30, 2000. The interest expense is in respect of promissory notes (the "Blue Heron Notes") issued by the Company in favor of Blue Heron Venture Fund, Ltd. ("Blue Heron"), the Company's former principal creditor These notes in the aggregate principal amount as at June 18, 2001 of $2,085,000 were unsecured, bore interest at 8% per annum and were payable on demand. On June 18, 2001 at the request of Blue Heron, these notes were cancelled and on June 19, 2001 new promissory notes (the "Blue Heron Shareholder Notes") in the aggregate principal amount of $2,319,788 were issued to the shareholders of Blue Heron. The principal amount of the Blue Heron Shareholder Notes is comprised of the $2,085,000 principal amount of the Blue Heron Notes and the $234,788 in interest due on the Blue Heron Notes at the time of cancellation. The Blue Heron Shareholder Notes are unsecured and are payable on demand. $2,085,000 in principal amount of the Blue Heron Shareholder Notes bear interest at 8% per annum. The balance of the Blue Heron Shareholder Notes do not provide for the payment of interest. See "Liquidity and Capital Resources" below.

     The Company had a net loss of $842,254, or $.04 per share, for the three months ended June 30, 2001, compared to a net loss of $3,282,828, or $.16 per share, for the three months ended June 30, 2000. The decrease in net loss for the three months ended June 30, 2001 was primarily a result of significant decreases in direct costs; selling, general and administrative expenses; amortization and depreciation of the assets acquired in the fiscal year 1999; and interest expense.

Results of Operations for the Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

     Substantially all of the Company's revenue was earned from its ISP operations during the six months ended June 30, 2001. These revenues are attributable virtually entirely to the operations of the Company's ISP businesses (Hermes Net Solutions, Inc., Intouch.Internet Inc., NetRover Inc., Connect Northwest Internet Services and Internet Arena) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $2,019,199 for the six months ended June 30, 2001 compared to $2,394,305 for the six months ended June 30, 2000. The decrease in the above noted revenue, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, are primarily due to the discontinuation of Playa Corporation during the fourth quarter of 2000, a decrease in marketing related activities, and the softening of technology related sector spending.

     Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $913,029, were incurred for the six months ended June 30, 2001, compared to $1,296,927 for the six months ended June 30, 2000. The decrease in the above noted expenses for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 results primarily from having renegotiated certain key telecommunication agreements and receiving service level agreement credits from certain telecommunication providers.

     Selling, general and administrative expenses were $1,345,999 for the six months ended June 30, 2001 compared to $2,411,617 for the six months ended June 30, 2000. The decrease in the above noted expenses for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 results primarily from a reduction in salaries and benefits and consolidation of the operation of the Company's ISP businesses.

     The Company has accrued interest of $82,947 for the six months ended June 30, 2001, compared to $2,003,895 for the six months ended June 30, 2000. The interest expense is in respect of promissory notes (the "Blue Heron Notes") issued by the Company in favor of Blue Heron Venture Fund, Ltd. ("Blue Heron"), the Company's former principal creditor These notes in the aggregate principal amount as at June 18, 2001 of $2,085,000 were unsecured, bore interest at 8% per annum and were payable on demand. On June 18, 2001 at the request of Blue Heron, these notes were cancelled and on June 19, 2001 new promissory notes (the "Blue Heron Shareholder Notes") in the aggregate principal amount of $2,319,788 were issued to the shareholders of Blue Heron. The principal amount of the Blue Heron Shareholder Notes is comprised of the $2,085,000 principal amount of the Blue Heron Notes and the $234,788 in interest due on the Blue Heron Notes at the time of cancellation. The Blue Heron Shareholder Notes are unsecured and are payable on demand. $2,085,000 in principal amount of the Blue Heron Shareholder Notes bear interest at 8% per annum. The balance of the Blue Heron Shareholder Notes do not provide for the payment of interest. See "Liquidity and Capital Resources" below.

     The Company had a net loss of $1,390,237, or $.06 per share, for the six months ended June 30, 2001, compared to a net loss of $4,586,581, or $.22 per share, for the six months ended June 30, 2000. The decrease in net loss for the six months ended June 30, 2001 was primarily a result of significant decreases in direct costs; selling, general and administrative expenses; amortization and depreciation of the assets acquired in the fiscal year 1999; and interest expense.

Liquidity  and  Capital  Resources

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss for the six months ended June 30, 2001 of $1,390,237, compared to a net loss for the six months ended June 30, 2000 of $4,586,581. For the six months ended June 30, 2001, the Company had a working capital deficit of appromixately $3.4M, which is primarily due to the Company's use of current assets to acquire its ISP and Software Products businesses, and professional fees. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

     The Company has obtained most of its financing through Blue Heron. The loans were made under agreements pursuant to which the Company could borrow up to $16,000,000 in unsecured loans from Blue Heron. The loans were evidenced by the Company's Convertible Demand Notes (the "Blue Heron Demand Notes"). The Blue Heron Demand Notes bore interest at 8% per annum, were payable on demand and were convertible into shares of the Company's Common Stock at the lender's option, in which case Blue Heron would have waived its right to be paid interest under the Blue Heron Demand Notes. On June 18, 2001 the Blue Heron Demand Notes were cancelled and subsequently replaced by the Blue Heron Shareholder Notes. During 1999, $4,000,000 of outstanding loans were converted into 4,500,000 shares of the Company's Common Stock. On August 16, 1999, $1,000,000 aggregate principal amount of Blue Heron Demand Notes were converted into 1,500,000 shares of Common Stock, at a conversion price of $0.67 per share. On November 24, 1999, an aggregate additional principal amount of $3,000,000 of Blue Heron Demand Notes were converted into an additional 3,000,000 shares of Common Stock, at a conversion price of $1.00 per share.

     During the fiscal year ended December 31, 2000, the Company borrowed an additional $1,210,000 from Blue Heron, resulting in an aggregate outstanding principal amount of the loans of $2,085,000 as of December 31, 2000. The Company did not borrow any additional funds during the six months ended June 30, 2001.

     Effective June 18, 2001 Blue Heron has withdrawn this credit facility, and since the Blue Heron Shareholder Notes are payable on demand, the Company's ability to continue operations is dependent upon the willingness of the Blue Heron shareholders to forbear from demanding payment. The Company believes that the Blue Heron shareholders will continue to forbear payment of the loans for the immediately foreseeable future, but they are under no obligation to do so. Should the Blue Heron shareholders demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.

     During the fiscal year ended December 31, 2000, the Company borrowed an aggregate of $125,000 from Pacific Gate Capital Corporation ("Pacific Gate"), a corporation owned by Kelly Shane Montalban, a principal shareholder of the Company, of which amount $25,000 was outstanding on June 30, 2001. These loans bear interest at 8% per annum and are payable on demand. Since these loans are payable on demand, the Company's ability to continue operations is dependent upon the willingness of Pacific Gate to forbear from demanding payment. The Company believes that Pacific Gate will continue to forbear payment of the loans for the immediately foreseeable future, but it is under no obligation to do so. Should Pacific Gate demand payment, the Company would be required to obtain financing from other sources to satisfy its obligations or would be in default under the loans. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable.

     On April 11, 2001, the Company received a letter from Pacific Gate, stating its willingness to renegotiate the terms of the Pacific Gate loans from demand loans to terms loans. The actual terms of any such renegotiation are subject to agreement between the Company and Pacific Gate, and no assurance can be given that the parties will reach agreement on the new terms of the loans. No substantive negotiations have commenced as of the date of filing this Report.

     The Company's cash position during the six months ended June 30, 2001 was $102,161, compared to $250,631 on December 31, 2000. This decrease is primarily due to the Company not borrowing additional funds during the six months ended June 30, 2001.

     The Company's net cash used in operating activities totaled $76,799 during the six months ended June 30, 2001, compared to $857,719 during the six months ended June 30, 2000. This decrease is primarily due to the interest expense and amortization and depreciation.

     The Company's net cash used in investing activities totaled $71,161 during the six months ended June 30, 2001, compared to $640,577 during the six months ended June 30, 2000. This decrease is primarily due to the Company's is not as aggressive as previous years in acquisitions.

     The Company did not have any proceeds from financing activities during the six months ended June 30, 2001, compared to $1,333,589 of such proceeds during the six months ended June 30, 2000.

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

     On May 25, 1999, ePost Innovations filed a statement of Claim in the British Columbia Court (Court File No. C992649) seeking a declaration that the public notice of Canada Post's adoption and use of CYBERPOSTE and CYBERPOST on November 18, 1998 and December 9, 1998 respectively, did not affect the Company's use of CyPost and ePost Innovations as trademarks and trade-names prior to said dates. ePost Innovations sought summary judgment for such a declaration and on September 14, 1999, the BC Court rejected summary judgment on the basis that no right of ePost Innovations was being infringed and that a trial of the issues was more appropriate.

     On June 20, 2001 ePost Innovations, Canada Post and the Company entered into a Settlement and Release Agreement effective as of May 30, 2001 (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the parties executed mutual releases and discontinued their respective claims. The release by Canada Post to ePost Innovations was made subject to the Company and ePost Innovations ceasing all use of the trade name EPOST within Canada within 90 days of the effective date of the Settlement Agreement and transferring all right, title and interest they had with respect to the trade name and trademark EPOST and any goodwill associated therewith to Canada Post upon execution of the Settlement Agreement. The Company has yet to change the name of its subsidiary but intends to do so within the time frame set forth in the Settlement Agreement. All other terms of the Settlement Agreement have been complied with.

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

     On April 4, 2000, Berry commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 601448/2000), against the Company and Continental Stock Transfer & Trust Company ("Continental"), (the "New York Action"). In the New York Action, Berry claimed damages for alleged conversion, fraud, breach of contract and breach of fiduciary duty all arising from the alleged wrongful Stop Transfer Order which the Company placed relating to 75,000 shares of the Company's Common Stock registered in Berry's name and the Company's cancellation of a further 600,000 shares (the "Contingent Shares"). The complaint in the New York Action claims damages in excess of $3,000,000 with the precise amount to be determined at trial.

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

     On May 25, 2000, the Company moved in the New York Action for an order dismissing the action against the Company for lack of jurisdiction or, in the alternative, on the basis of forum non conveniens. On September 5, 2000, the court dismissed the New York Action on forum non conveniens grounds, subject to the Company making certain stipulations in the New York Action. Those stipulations have been made and the appeal period in the Ne York Action has expired without Berry or any other party appealing the September 5, 2000 order.

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

     A loss by the Company of the claim against it for monetary damages would have a material adverse effect on the Company's future results of operations, financial condition and liquidity; however, the Company does not expect to lose this action and believes additionally that it would be able to negotiate reasonable payment terms should it lose this suit.

Shane  Montalban  Litigation

     On June 15, 2001, the Company filed a Summons and Complaint against Kelly Shane Montalban, a principal shareholder of the Company, in the US District Court for the Southern District of New York alleging liability by Mr. Montalban to the Company for violations of Section 16(b) of the Securities Exchange Act of 1934, as amended. The suit seeks recovery of short swing profits realized by Mr. Montalban and affiliated persons during the period September 1999 through June 15, 2001 as the result of certain purchases and sales of the Company's common stock by Mr. Montalban and such affiliated persons.

     The Company and Mr. Montalban are presently engaged in settlement discussions to resolve the litigation. No assurance can be given, however, that the parties will reach a settlement.

ITEM  2.  CHANGES  IN  SECURITIES

     On or about May 15, 2001 the Company issued 7,500 shares of its restricted common stock to Jeff Hoag of Celex Agency for services rendered. These shares were issued pursuant to the exemption from registration provided by Sec. 4(2) of the Securities Act of 1933, as amended, as this was a transaction by an issuer not involving a public offering.

ITEM  5.  OTHER  INFORMATION

     Effective June 8, 2001, Robert Adams resigned as the Company's president and chief operating officer and as a director to focus his full attention to the Company's six ISP's with the goal of building the subscriber base and increasing revenues. Effective June 15, 2001, Angela Belcourt was appointed as a director of the Company to fill the vacancy created by Mr. Adams' resignation. Effective June 22, 2001, Ms. Belcourt was appointed as the Company's president, secretary/treasurer and principal financial officer. Ms. Belcourt joined the Company in 2000 serving as General Manager, Asia Pacific in which position she managed the Company's Japanese subsidiary Playa Corporation. She is an active member of the Canada Japan Society of British Columbia and has extensive associations with the Japanese business community.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

             None

     (b)     Reports  on  Form  8-K

             None.



                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CYPOST  CORPORATION


DATE:  August 14, 2001                       By:   /s/  Angela  Belcourt
                                                 -------------------------------
                                                   Angela  Belcourt
                                                   President  and  Treasurer
                                                   (Principal Financial Officer)