Form 10QSB
period 2001-09-30
CYPOST CORP
filed 2001-11-14
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  September 30, 2001

                                       OR

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE EXCHANGE ACT
        For  the  transition  period  from                to
                                            -------------    ------------

        Commission  file  number       000-26751
                                       ---------

                              CyPost Corporation
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                               98-0178674
     ----------------------------        ------------------------------------
     (State or other jurisdiction        (IRS Employer Identification Number)
   of incorporation or organization)

   900-1281  West Georgia St., Vancouver, British Columbia, Canada     V6E 3J7
   ---------------------------------------------------------------   -----------
          (Address  of  Principal  Executive  Offices)               (Zip  Code)

                                (604) 904-4422
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
    --------------------------------------------------------------------------
    (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,559,525 as of October 31, 2001.

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

                                         CYPOST CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                       SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                                    (U.S. DOLLARS)

                                                                             September 30, 2001    December 31, 2000
                                                                            --------------------  -------------------
                                                                                (Unaudited)            (Audited)
ASSETS
  CURRENT ASSETS
   CASH                                                                     $           155,003   $          250,631
   ACCOUNTS RECEIVABLE, NET OF ALLOWANCE                                                273,585              173,207
   INSURANCE PROCEEDS RECEIVABLE                                                              -               58,488
   PREPAIDS AND DEPOSITS                                                                149,806              250,534
                                                                            --------------------  -------------------
  TOTAL CURRENT ASSETS                                                                  578,394              732,860

  PROPERTY AND EQUIPMENT, NET                                                           544,189              751,020

  GOODWILL AND OTHER INTANGIBLES, NET OF                                              1,819,127            3,193,015
   ACCUMULATED AMORTIZATION
  NOTE RECEIVABLE & ACCRUED INTEREST                                                    109,361                    -
  OTHER ASSETS                                                                            8,557                5,371
                                                                            --------------------  -------------------
                                                                            $         3,059,628   $        4,682,266
                                                                            ====================  ===================

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   ACCOUNTS PAYABLE & ACCRUED LIABILITIES                                   $         1,313,189   $        1,026,666
   STOCKHOLDERS' LOANS                                                                        -            2,110,000
   DEFERRED REVENUE                                                                     494,739              640,483
                                                                            --------------------  -------------------
 TOTAL CURRENT LIABILITIES                                                            1,807,928            3,777,149
                                                                            --------------------  -------------------
       COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY
            SHARE CAPITAL
            AUTHORIZED
                 5,000,000 PREFERRED STOCK WITH A PAR VALUE OF $.001
                 30,000,000 COMMON STOCK WITH A PAR VAUE OF $.001

   ISSUED AND OUTSTANDING
                 PREFERRED STOCK - NONE                                                       -                    -
                 COMMON STOCK 21,559,493 - 2001, 21,556,993 - 2000                       21,560               21,557
                 PAID-IN CAPITAL                                                     14,048,816           14,047,544
                 ACCUMULATED DEFICIT                                                (12,824,092)         (13,197,006)
                 CURRENCY TRANSLATION ADJUSTMENT                                          5,416               33,022
                                                                            --------------------  -------------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               1,251,700              905,117
                                                                            --------------------  -------------------
                                                                            $         3,059,628   $        4,682,266
                                                                            ====================  ===================

  The accompanying notes are an integral part of these consolidated statements.

                                  CYPOST CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                            (U.S. DOLLARS)

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                --------------------------  --------------------------
                                                    2001          2000          2001          2000
                                                ------------  ------------  ------------  ------------

REVENUE                                         $   856,644   $ 1,292,162   $ 2,875,843   $ 3,686,467

DIRECT COSTS                                       (545,458)     (620,714)   (1,458,487)   (1,917,641)
                                                ------------  ------------  ------------  ------------
                                                    311,186       671,448     1,417,856     1,768,826
                                                ------------  ------------  ------------  ------------
EXPENSES
  SELLING, GENERAL AND
  ADMINISTRATIVE                                    492,164       683,271     1,838,163     3,094,888
  AMORTIZATION AND DEPRECIATION                     517,122       843,746     1,584,583     2,350,394
                                                ------------  ------------  ------------  ------------
                                                  1,009,286     1,527,017    (3,422,746)    5,445,282
                                                ------------  ------------  ------------  ------------

LOSS BEFORE OTHER INCOME
(EXPENSE)                                          (698,100)     (855,569)   (2,005,390)   (3,676,456)
                                                ------------  ------------  ------------  ------------
SETTLEMENT INCOME                                 2,498,599                   2,498,599
NET PROCEEDS FROM FIRE INSURANCE                          -        55,627             -       185,172
GAIN ON SALE OF INVESTMENT ON CYPOST KK                   -        36,202             -        36,202
INTEREST EXPENSE
  Beneficial conversion feature                           -             -             -    (1,927,500)
  Accrued interest expense                          (37,348)      (41,210)     (120,291)     (117,161)
  Interest expense                                        -          (136)            -          (580)
MINORITY INTEREST                                         -             -             -       108,656
                                                ------------  ------------  ------------  ------------
NET GAIN (LOSS)                                 $ 1,763,151   $  (805,086)  $   372,914   $(5,391,667)
                                                ------------  ------------  ------------  ------------

EARNINGS (LOSS) PER SHARE BASIC & DILUTED       $      0.08   $     (0.04)  $      0.02   $     (0.26)
                                                ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    21,559,493    21,395,319    21,558,660    21,061,557
                                                ============  ============  ============  ============

  The accompanying notes are an integral part of these consolidated statements.


                          CYPOST CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                    (U.S. DOLLARS)

                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                           2001             2000
                                                      ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME (LOSS)                                   $      372,914   $   (5,391,667)
  Adjustments to reconcile net loss to cash used by
    operating activities:
         Settlement income and interest                   (2,498,599)               -
         Amortization and depreciation                     1,584,583        2,350,394
         Net proceeds from fire insurance                          -         (185,172)
         Beneficial conversion feature                             -        1,927,500
         Accrued interest expense                                  -          117,161
         Gain on sale of investment on CyPost KK                   -           36,202
                                                      ---------------  ---------------
                                                            (541,102)      (1,145,582)
  Changes in non-cash operating accounts                     559,509           86,710
                                                      ---------------  ---------------
NET CASH USED BY OPERATING ACTIVITIES                        (18,407)      (1,058,872)
                                                      ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets, net                            (77,221)        (332,628)
  Software development                                             -          (87,193)
  Acquisition of Playa Corporation                                 -         (300,000)
  Proceeds from sale of Investment in CyPost KK                    -          220,000
                                                      ---------------  ---------------
NET CASH USED IN INVESTING ACTIVITIES                        (77,221)        (499,821)
                                                      ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds
         Blue Heron Venture Fund, Ltd                              -        1,175,000
         Pacific Gate Capital Ltd.                                 -          125,000
         CyPost KK management                                      -           78,589
  Loan repayment
         Pacific Gate Capital Ltd.                                 -         (100,000)
                                                      ---------------  ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          -        1,278,589
                                                      ---------------  ---------------

NET INCREASE IN CASH                                         (95,628)        (280,104)
CASH, BEGINNING OF PERIOD                                    250,631          415,779
                                                      ---------------  ---------------
CASH, END OF PERIOD                                   $      155,003   $      135,675
                                                      ===============  ===============

                               CYPOST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

     Several conditions and events cast doubt about the Company's ability to continue as a going concern. The Company has incurred net losses of approximately $12.8 million for the period from inception September 5, 1997 to September 30, 2001, has a working capital deficit of approximately $1.2 million at September 30, 2001, and requires additional financing for its business operations.

     The Company is streamlining operations and consolidating its ISP's to enhance efficiency and reduce operating expenses. As a result of the foregoing efforts, the operations of Intouch Internet Inc. and NetRover Office Inc. have been fully condensed consolidated into the Company's wholly-owned subsidiary, NetRover Inc.

     These condensed consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While management believes that the actions already taken or planned, as described above, will mitigate the adverse conditions and events which raise doubts about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

     If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses.

   INTERIM  FINANCIAL  STATEMENTS

     The interim condensed consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended September 30, 2001 and 2000, (b) the condensed consolidated financial position at September 30, 2001 and (c) the condensed consolidated cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated balance sheet presented as of December 31, 2000 has been derived from the condensed consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

   CONSOLIDATION

     The condensed consolidated financial statements include the accounts of CyPost Corporation and its subsidiaries. In 2000, the subsidiaries include CyPost KK, Playa Corporation, NetroverUSA Online Inc.( formerly known as ePost Innovations Inc. see Canada Post Litigation below), Netrover Inc., Netrover Office Inc., Hermes Net Solutions Inc., and Intouch.Internet Inc. All of the subsidiaries, except CyPost KK, are wholly owned. Later in 2000, the Company sold its investment in CyPost KK and abandoned its investment in Playa Corporation. Connect Northwest and Internet Arena are DBA of CyPost Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

2. LOANS

     On June 18, 2001 at the request of Blue Heron Venture Fund, Ltd. (Blue Heron), Blue Heron Notes in the aggregate principal amount of $2,085,000 were cancelled and on June 19, 2001 new promissory notes (the "Blue Heron Shareholder Notes") in the aggregate principal amount of $2,319,788 were issued to the shareholders of Blue Heron and Blue Heron's fund manager, Monet Management Group Ltd. The principal amount of the Blue Heron Shareholder Notes was comprised of the $2,085,000 principal amount of the Blue Heron Notes and the $234,788 in interest due on the Blue Heron Notes at the time of cancellation. The Blue Heron Shareholder Notes were unsecured and were payable on demand. $2,085,000 in principal amount of the Blue Heron Shareholder Notes bore interest at 8% per annum. The balance of the Blue Heron Shareholder Notes did not provide for the payment of interest.

     On September 20, 2001 the Company entered into a Settlement Agreement (the "Settlement Agreement") with Kelly Shane Montalban with regard to a lawsuit it had instituted against him on June 15, 2001 in the United States District Court for the Southern District of New York seeking recovery of short swing profits realized by Mr. Montalban and other persons whose purchases and sales of Company common stock were attributed to Mr. Montalban in violation of Section 16(b)] of the Securities Exchange Act of 1934, as amended (see Shane Montalban Litigation below). Pursuant to the Settlement Agreement, Mr. Montalban paid the Company an aggregate of approximately $2,498,449 (the "Recovery Amount"), which amount represented recovery in full of Mr. Montalban's short swing profits. He did so by delivering to the Company for cancellation (1) the Blue Heron Shareholder Notes in the aggregate principal amount of $2,319,788, which notes had been previously purchased by or assigned to Mr. Montalban; (2) the accrued interest of $42,384 due on the principal portion of the Blue Heron Shareholder Notes at the time of cancellation; (3) 8% demand notes of the Company dated August 25, 2000 and September 11, 2000, respectively, in the aggregate principal amount of $25,000 issued to Pacific Gate Capital Corporation, a corporation owned by Mr. Montalban (the "Pacific Gate Capital Notes"); and (4) the accrued interest of $2,066 due on the principal portion of the Pacific Gate Capital Notes at the time of cancellation. The balance of the Recovery Amount was paid by Mr. Montalban's issuance to the Company of a five (5) year, 5% promissory note, dated September 20, 2001, in the principal amount of $109,211. In consideration of the execution of the Settlement Agreement and payment of the Recovery Amount, on October 9, 2001 the Company voluntarily dismissed its action.

     The Company has accrued interest of $150 for the period September 20 to September 30, 2001.

3. COMMITMENTS  AND  CONTINGENCIES

   CANADA  POST  LITIGATION

     On June 20, 2001 ePost Innovations, Canada Post and the Company entered into a Settlement and Release Agreement effective as of May 30, 2001 (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the parties executed mutual releases and discontinued their respective claims. The release by Canada Post to ePost Innovations was made subject to the Company and ePost Innovations ceasing all use of the trade name EPOST within Canada within 90 days of the effective date of the Settlement Agreement and transferring all right, title and interest they had with respect to the trade name and trademark EPOST and any goodwill associated therewith to Canada Post upon execution of the Settlement Agreement. On August 30, 2001 the Company changed the name of its subsidiary to NetRoverUSA Online Inc. All other terms of the Settlement Agreement have been complied with.

   STEVEN  BERRY  LITIGATION

     On March 31, 2000, the Company commenced suit in the Supreme Court of British Columbia, Action #S001822, Vancouver Registry against Tia Berry (the "Tia Action"), the wife of Steven Berry ("Berry"), the former President and Chief Executive Officer of the Company. In the Tia Action, the Company claims Cdn$42,516 from Tia Berry on account of monies paid to her by the Company which she was not entitled to receive. Tia Berry has filed a Statement of Defense in the Tia Action in which she alleges that the payments which she received from the Company were to reimburse her for business expenses which she had charged to her credit cards on behalf of Berry. The Tia Action has not yet been set for trial.

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

   SHANE  MONTALBAN  LITIGATION

     On June 15, 2001 the Company filed a Summons and Complaint against Kelly Shane Montalban in the United States District Court for the Southern District of New York (CyPost Corp. v. Kelly Shane Montalban, Civ. 5447). The Complaint alleged that, between September 1999 and June 15, 2001 (the "Recovery Period"), numerous purchases and sales of the Company's common stock were made in violation of the short swing profit recovery provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended. ("Section 16(b)").

     Section 16(b) imposes strict liability on corporate insiders, including principal stockholders, for engaging in short swing trading activities (a sale and purchase or purchase and sale occurring within any six (6) month period) without regard as to whether true profits were realized by the insider from such trading activities. During the Recovery Period, numerous purchases and sales of the Company's common stock were made in violation of
     Section 16(b). Although the Company did not believe that any of such purchases and sales were based on non-public information, the Company nonetheless required by the strict liability provisions of Section 16(b) to seek recovery. The Company ultimately determined that the amount of short swing profits realized within the Recovery Period was $2,498,449 (the "Recovery Amount"). Mr. Montalban cooperated fully with the Company's investigation and agreed to make payment in full of the Recovery Amount. Pursuant thereto, on September 20, 2001 the Company entered into a Settlement Agreement. Part of the Recovery Amount was paid by Mr. Montalban by way of his delivery to the Company for cancellation, on September 20, 2001, various promissory notes of the Company on which the Company owed an aggregate of $2,344,788 in principal and $44,450 in interest or a total of $2,389,238.

     The notes delivered for cancellation included a note which had been assigned to Mr. Montalban by the holder to satisfy an obligation of the holder to Mr. Montalban, notes which had been purchased by Mr. Montalban from various individuals, and a note held by Pacific Gate Capital Corporation, a corporation owned by Mr. Montalban. The balance of the Recovery Amount was paid by the issuance to the Company of his five (5) year, 5% promissory note, dated September 20, 2001, in the principal amount of $109,211. In consideration of the execution of the Settlement Agreement and payment of the Recovery Amount, on October 9, 2001 the Company voluntarily dismissed its action.

   WORLDCOM  DISPUTE

     On June 30, 1999 Netrover Inc ("Netrover") entered into a Virtual Internet Provider Agreement with WorldCom Canada Ltd ("WorldCom"). A dispute arose between the parties regarding certain credits claimed by Netrover and amounts claimed as owed by Netrover to WorldCom in the amount of Cdn$633,368.

     The Netrover and WorldCom are presently engaged in settlement discussions to resolve the dispute. No assurance can be given, however, that the parties will reach a settlement. A loss by the Company would have a material adverse effect on the Company's future results of operations.

     On November 8, 2001 Netrover entered into a Settlement Agreement ("Settlement") with WorldCom. The parties have agreed to a settlement of Cdn$91,000 to be paid in three installments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements which are not historical facts contained in this Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to the Condensed Consolidated Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

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

     -    Network  Operations. During 2000, the Company reduced four maintenance
          -------------------
          and repair teams to two regionally-based teams. A team based in Toronto provides primary monitoring and repair of all servers and routers covering all Canadian ISP Services customers and provides overflow assistance to the Pacific Northwest, while a Seattle team provides primary monitoring and repair of all servers and routers covering all of the Pacific Northwest ISP Services customers and provides overflow assistance to Canada.

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

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
              COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     Substantially all of the Company's revenue was earned from its ISP operations during the three months ended September 30, 2001. These revenues are attributable virtually entirely to the operations of the Company's ISP businesses (Hermes Net Solutions, Inc., Intouch.Internet Inc., Netrover Inc., Connect Northwest Internet Services and Internet Arena) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $856,644 for the three months ended September 30, 2001 compared to $1,292,162 for the three months ended September 30, 2000. The decrease in the above noted revenue, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, are primarily due to a decrease in marketing related activities, and the softening of technology related sector spending.

     Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $545,458, were incurred for the three months ended September 30, 2001, compared to $620,714 for the three months ended September 30, 2000. The decrease in the above noted expenses for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 results primarily reflect the renegotiation of several telecommunication contracts to the Company's benefit.

     Selling, general and administrative expenses were $492,164 for the three months ended September 30, 2001 compared to $683,271 for the three months ended September 30, 2000. The decrease in the above noted expenses for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 results primarily from a further reduction in salaries and benefits, consolidation of the operation of the Company's ISP businesses and a decrease in marketing related activities.

     The Company had accrued interest expenses of $37,348 for the three months ended September 30, 2001, compared to $41,210 for the three months ended September 30, 2000. The interest expense is in respect of promissory notes issued by the Company to Blue Heron Venture Fund Ltd., the Company's former principal creditor ("Blue Heron") and following assignment of such notes, on June 18, 2001, is in respect of promissory notes issued by the Company to the shareholders of Blue Heron and Blue Heron's fund manager. See "Liquidity and Capital Resources" below.

     The Company had a net gain of $1,763,151, or $.08 per share, for the three months ended September 30, 2001, compared to a net loss of $805,086, or $.04 per share, for the three months ended September 30, 2000. The increase in net gain for the three months ended September 30, 2001 was primarily a result of the increase in other revenue due to a recovery of short swing profits from a principal shareholder as well as a decrease in direct costs; selling, general and administrative expenses; amortization and depreciation of the assets acquired in the fiscal year 1999; and interest expense.

       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Substantially all of the Company's revenue was earned from its ISP operations during the nine months ended September 30, 2001. These revenues are attributable virtually entirely to the operations of the Company's ISP businesses (Hermes Net Solutions, Inc., Intouch.Internet Inc., Netrover Inc., Connect Northwest Internet Services and Internet Arena) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $2,875,843 for the nine months ended September 30, 2001 compared to $3,686,467 for the nine months ended September 30, 2000. The decrease in the above noted revenue, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, a decrease in marketing related activities, the softening of technology related sector spending and the discontinuance of Playa Corporation during the fourth quarter of 2000.

     Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $1,458,487, were incurred for the nine months ended September 30, 2001, compared to $1,917,641 for the nine months ended September 30, 2000. The decrease in the above noted expenses for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily reflect the renegotiation of several telecommunication contracts to the Company's benefit.

     Selling, general and administrative expenses were $1,838,163 for the nine months ended September 30, 2001 compared to $3,094,888 for the nine months ended September 30, 2000. The decrease in the above noted expenses for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 results primarily from a reduction in salaries and benefits, consolidation of the operation of the Company's ISP businesses and a decrease in marketing related activities.

     The Company had accrued interest expenses of $120,291 for the nine months ended September 30, 2001, compared to $117,161 for the nine months ended September 30, 2000. The interest expense is in respect of promissory notes issued by the Company to Blue Heron Venture Fund Ltd., the Company's former principal creditor ("Blue Heron") and following assignment of such notes, on June 18, 2001, is in respect of promissory notes issued by the Company to the shareholders of Blue Heron and Blue Heron's fund manager. See "Liquidity and Capital Resources" below.

     The Company had a net gain of $372,914, or $.02 per share, for the nine months ended September 30, 2001, compared to a net loss of $5,391,667, or $.26 per share, for the nine months ended September 30, 2000. The increase in net gain for the nine months ended September 30, 2001 was primarily a result of the increase in other revenue due to a recovery of short swing profits from a principal shareholder as well as a decrease in direct costs; selling, general and administrative expenses; amortization and depreciation of the assets acquired in the fiscal year 1999; and interest expense.

                         LIQUIDITY AND CAPITAL RESOURCES

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company had a net gain for the nine months ended September 30, 2001 of $372,914, compared to a net loss for the nine months ended September 30, 2000 of $5,391,667. At
     September 30, 2001, the Company had a working capital deficit of approximately $1.2 million, which is primarily due to the Company's general operating activities and professional fees. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

     The Company has obtained most of its financing through Blue Heron. The loans were made under agreements pursuant to which the Company could borrow up to $16,000,000 in unsecured loans from Blue Heron. Effective June 18, 2001 Blue Heron has withdrawn this credit facility. The loans were evidenced by the Company's Convertible Demand Notes (the "Blue Heron Demand Notes"). The Blue Heron Demand Notes bore interest at 8% per annum, were payable on demand and were convertible into shares of the Company's Common Stock at the lender's option, in which case Blue Heron would have waived its right to be paid interest under the Blue Heron Demand Notes. On June
     18, 2001 the Blue Heron Demand Notes were cancelled and subsequently replaced by the Blue Heron Shareholder Notes. During 1999, $4,000,000 of outstanding loans were converted into 4,500,000 shares of the Company's

     Common Stock. On August 16, 1999, $1,000,000 aggregate principal amount of Blue Heron Demand Notes were converted into 1,500,000 shares of Common Stock, at a conversion price of $0.67 per share. On November 24, 1999, an aggregate additional principal amount of $3,000,000 of Blue Heron Demand Notes were converted into an additional 3,000,000 shares of Common Stock, at a conversion price of $1.00 per share.

     During the fiscal year ended December 31, 2000, the Company borrowed an additional $1,210,000 from Blue Heron, resulting in an aggregate outstanding principal amount of the loans of $2,085,000 as of December 31, 2000. The Company did not borrow any additional funds during the nine months ended September 30, 2001.

     During the fiscal year ended December 31, 2000, the Company borrowed an aggregate of $125,000 from Pacific Gate Capital Corporation ("Pacific Gate"), a corporation owned by Kelly Shane Montalban, a principal shareholder of the Company, of which amount $25,000 was outstanding on September 20, 2001, at which time pursuant to the Montalban Settlement
     Agreement  the  loan  balance  was  deemed  to  have  been  paid  in  full.

     On September 20, 2001 the Company entered into a Settlement Agreement with Shane Montalban, a principal shareholder of the Company, with respect to a lawsuit instituted against him seeking recovery of short swing profits realized by Mr. Montalban between September 20, 1999 and June 15, 2001 in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended. Pursuant to the Settlement Agreement, Mr. Montalban paid the Company an aggregate of approximately $2,498,449 (the "Recovery Amount"), which amount represented recovery in full of Mr. Montalban's short swing profits. Part of the Recovery Amount was paid by Mr. Montalban's delivery to the Company for cancellation, on September 20, 2001, various promissory notes of the Company on which the Company owed an aggregate of $2,344,788 in principal and $44,450 in interest or a total of $2,389,238. The notes delivered for cancellation included a note which had been assigned to Mr. Montalban by the holder to satisfy an obligation of the holder, notes which had been purchased by Mr. Montalban from various individuals, and a note held by Pacific Gate Capital Corporation, a corporation owned by Mr. Montalban. See "Part II - Other Information, Item 1. Legal Proceedings" below.

     The Company's cash position at September 30, 2001 was $155,003, compared to $250,631 on December 31, 2000. This decrease is primarily due to the Company not borrowing additional funds during the nine months ended September 30, 2001.

     The Company's net cash used in operating activities totaled $18,407 during the nine months ended September 30, 2001, compared to $1,058,872 during the nine months ended September 30, 2000. This decrease is primarily due to the settlement income for the nine months ended September 30, 2001.

     The Company's net cash used in investing activities totaled $77,221 during the nine months ended September 30, 2001, compared to $499,821 during the nine months ended September 30, 2000. This decrease is primarily due to the Company not being as aggressive as previous years in acquisitions.

     The Company did not have any proceeds from financing activities during the nine months ended September 30, 2001, compared to $1,278,589 of such proceeds during the nine months ended September 30, 2000.

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

     On June 20, 2001 ePost Innovations, Canada Post and the Company entered into a Settlement and Release Agreement effective as of May 30, 2001 (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the parties executed mutual releases and discontinued their respective claims. The release by Canada Post to ePost Innovations was made subject to the Company and ePost Innovations ceasing all use of the trade name EPOST within Canada within 90 days of the effective date of the Settlement Agreement and transferring all right, title and interest they had with respect to the trade name and trademark EPOST and any goodwill associated therewith to Canada Post upon execution of the Settlement Agreement. On August 30, 2001 the Company changed the name of its subsidiary to NetRoverUSA Online IncAll other terms of the Settlement Agreement have been complied with.

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

   Shane  Montalban  Litigation

     On June 15, 2001 the Company filed a Summons and Complaint against Kelly Shane Montalban in the United States District Court for the Southern District of New York (CyPost Corp. v. Kelly Shane Montalban, Civ. 5447). The Complaint alleged that, between September 1999 and June 15, 2001 (the "Recovery Period"), numerous purchases and sales of the Company's common stock were made in violation of the short swing profit recovery provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended. ("Section 16(b)").

     Section 16(b) imposes strict liability on corporate insiders, including principal stockholders, for engaging in short swing trading activities (a sale and purchase or purchase and sale occurring within any six (6) month period) without regard as to whether true profits were realized by the insider from such trading activities. During the Recovery Period, numerous purchases and sales of the Company's common stock were made in violation of
     Section 16(b). Although the Company did not believe that any of such purchases and sales were based on non-public information, the Company nonetheless required by the strict liability provisions of Section 16(b) to seek recovery. The Company ultimately determined that the amount of short swing profits realized within the Recovery Period was $2,498,449 (the "Recovery Amount"). Mr. Montalban cooperated fully with the Company's investigation and agreed to make payment in full of the Recovery Amount. Pursuant thereto, on September 20, 2001 the Company entered into a Settlement Agreement. Part of the Recovery Amount was delivered to the Company for cancellation on September 20, 2001, various promissory notes of the Company on which the Company owed an aggregate of $2,344,788 in principal and $44,450 in interest or a total of $2,389,238.

     The notes delivered for cancellation included a note which had been assigned to Mr. Montalban by the holder to satisfy an obligation of the holder, notes which had been purchased by Mr. Montalban from various individuals, and a note held by Pacific Gate Capital Corporation, a corporation owned by Mr. Montalban. The balance of the Recovery Amount was paid by the issuance to the Company of a five (5) year, 5% promissory note, dated September 20, 2001, in the principal amount of $109,211. In consideration of the execution of the Settlement Agreement and payment of the Recovery Amount, on October 9, 2001 the Company voluntarily dismissed its action.

ITEM  5.     OTHER  INFORMATION

     Subsequent to the period covered by this Report, effective October 12, 2001, Sandra Warren was appointed as a director of the Company. Ms. Warren joined the Company in 1998 serving in various administrative and accounting capacities for the Company.

     Subsequent to the period covered by this Report, effective October 30, 2001, Ms. Warren was appointed as the Company's president, secretary, treasurer and principal financial officer.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

     Exhibit  No.     Description
     ------------     -----------

     4.1 Promissory Note dated September 20, 2001 in the principal amount of $109,210.95 issued by Shane Montalban to CyPost Corporation.

     10.1 Settlement Agreement dated as of September 20, 2001 by and among CyPost Corporation, Kelly Shane Montalban, and Pacific Gate Capital Corporation.

     (b)     Reports  on  Form  8-K

             None.


                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CYPOST  CORPORATION



DATE:  November  14,  2001               By:   /s/  Sandra  Warren
                                             ----------------------------------
                                               Sandra  Warren
                                               President  and  Treasurer
                                               (Principal  Financial  Officer)