Form 10QSB/A
period 2001-09-30
CYPOST CORP
filed 2001-11-14
CIK 1090659

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
                                            (U.S. DOLLARS)

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                --------------------------  --------------------------
                                                    2001          2000          2001          2000
                                                ------------  ------------  ------------  ------------

REVENUE                                         $   856,644   $ 1,292,162   $ 2,875,843   $ 3,686,467

DIRECT COSTS                                       (545,458)     (620,714)   (1,458,487)   (1,917,641)
                                                ------------  ------------  ------------  ------------
                                                    311,186       671,448     1,417,356     1,768,826
                                                ------------  ------------  ------------  ------------
EXPENSES
  SELLING, GENERAL AND
  ADMINISTRATIVE                                    492,164       683,271     1,838,163     3,094,888
  AMORTIZATION AND DEPRECIATION                     517,122       843,746     1,584,583     2,350,394
                                                ------------  ------------  ------------  ------------
                                                  1,009,286     1,527,017    (3,422,746)    5,445,282
                                                ------------  ------------  ------------  ------------

LOSS BEFORE OTHER INCOME
(EXPENSE)                                          (698,100)     (855,569)   (2,005,390)   (3,676,456)
                                                ------------  ------------  ------------  ------------
SETTLEMENT INCOME                                 2,498,599                   2,498,599
NET PROCEEDS FROM FIRE INSURANCE                          -        55,627             -       185,172
GAIN ON SALE OF INVESTMENT ON CYPOST KK                   -        36,202             -        36,202
INTEREST EXPENSE
  Beneficial conversion feature                           -             -             -    (1,927,500)
  Accrued interest expense                          (37,348)      (41,210)     (120,295)     (117,161)
  Interest expense                                        -          (136)            -          (580)
MINORITY INTEREST                                         -             -             -       108,656
                                                ------------  ------------  ------------  ------------
NET GAIN (LOSS)                                 $ 1,763,151   $  (805,086)  $   372,914   $(5,391,667)
                                                ------------  ------------  ------------  ------------

EARNINGS (LOSS) PER SHARE BASIC & DILUTED       $      0.08   $     (0.04)  $      0.02   $     (0.26)
                                                ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    21,559,493    21,395,319    21,558,660    21,061,557
                                                ============  ============  ============  ============

  The accompanying notes are an integral part of these consolidated statements.


                          CYPOST CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                    (U.S. DOLLARS)

                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                           2001             2000
                                                      ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME (LOSS)                                   $      372,914   $   (5,391,667)
  Adjustments to reconcile net loss to cash used by
    operating activities:
         Settlement income and interest                   (2,498,599)               -
         Amortization and depreciation                     1,584,583        2,350,394
         Net proceeds from fire insurance                          -         (185,172)
         Beneficial conversion feature                             -        1,927,500
         Accrued interest expense                                  -          117,161
         Gain on sale of investment on CyPost KK                   -           36,202
                                                      ---------------  ---------------
                                                            (541,102)      (1,145,582)
  Changes in non-cash operating accounts                     522,695           86,710
                                                      ---------------  ---------------
NET CASH USED BY OPERATING ACTIVITIES                        (18,407)      (1,058,872)
                                                      ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets, net                            (77,221)        (332,628)
  Software development                                             -          (87,193)
  Acquisition of Playa Corporation                                 -         (300,000)
  Proceeds from sale of Investment in CyPost KK                    -          220,000
                                                      ---------------  ---------------
NET CASH USED IN INVESTING ACTIVITIES                        (77,221)        (499,821)
                                                      ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds
         Blue Heron Venture Fund, Ltd                              -        1,175,000
         Pacific Gate Capital Ltd.                                 -          125,000
         CyPost KK management                                      -           78,589
  Loan repayment
         Pacific Gate Capital Ltd.                                 -         (100,000)
                                                      ---------------  ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          -        1,278,589
                                                      ---------------  ---------------

NET INCREASE IN CASH                                         (95,628)        (280,104)
CASH, BEGINNING OF PERIOD                                    250,631          415,779
                                                      ---------------  ---------------
CASH, END OF PERIOD                                   $      155,003   $      135,675
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

     The Company had accrued interest expenses of $120,295for the nine months ended September 30, 2001, compared to $117,161 for the nine months ended September 30, 2000. The interest expense is in respect of promissory notes issued by the Company to Blue Heron Venture Fund Ltd., the Company's former principal creditor ("Blue Heron") and following assignment of such notes, on June 18, 2001, is in respect of promissory notes issued by the Company to the shareholders of Blue Heron and Blue Heron's fund manager. See "Liquidity and Capital Resources" below.

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