Form 10KSB/A
period 2000-12-31
CYPOST CORP
filed 2001-11-16
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 2
                                       TO
                                   FORM 10-KSB


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

            Delaware                                        98-0178674
------------------------------------               -----------------------------
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)

    900-1281 West Georgia St.
    Vancouver, British Columbia, Canada                        V6E 3J7
--------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

Issuer's telephone number                   (604) 904-4422
                         -------------------------------------------------------

Securities registered under Section 12(b) of the Act:          NONE
                                                     ---------------------------

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

                      PART II, Item 7 Financial Statements

                      CYPOST CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                                F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999                F-2

Consolidated Statements of Operations for the years ended
December 31, 2000 and 1999                                                  F-3

Consolidated Statements of Stockholder's Equity for the years ended
December 31, 2000 and 1999                                                  F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2000 and 1999                                                  F-5

Notes to the Consolidated Financial Statements                              F-6
Independent Auditors' Report                                               F-21

Consolidated Balance Sheets as of December 31, 1999 and 1998               F-22

Consolidated Statements of Operations for the years ended
December 31, 1999 and 1998                                                 F-23

Consolidated Statements of Cash Flows for the years ended
December 31, 1999 and 1998                                                 F-24

Consolidated Statements of Stockholder's Equity for the years ended
December 31, 1999 and 1998                                                 F-25

Notes to the Consolidated Financial Statements                             F-26

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


                                   GOOD SWARTZ BROWN & BERNS LLP.

Los Angeles, California
April 6, 2001

                           CYPOST CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 2000 AND 1999
                                    (U.S. DOLLARS)


                                                               2000           1999
                                                           -------------  ------------
ASSETS

CURRENT ASSETS
     CASH                                                  $    250,631   $   415,779
     ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
        DOUBTFUL ACCOUNTS                                       173,207       233,188
     INSURANCE PROCEEDS RECEIVABLE                               58,488             -
     PREPAIDS AND DEPOSITS                                      250,534       173,319
                                                           -------------  ------------
     TOTAL CURRENT ASSETS                                       732,860       822,286

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
     DEPRECIATION                                               751,020       599,582
GOODWILL AND OTHER INTANGIBLES, NET OF
     ACCUMULATED AMORTIZATION                                 3,193,015     5,036,785
OTHER ASSETS                                                      5,371        69,389
SOFTWARE DEVELOPMENT, NET OF ACCUMULATED AMORTIZATION                 -       139,535
                                                           -------------  ------------
                                                           $  4,682,266   $ 6,667,577
                                                           =============  ============

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE & ACCRUED LIABILITIES                   1,026,666       983,237
     LOANS                                                    2,110,000       875,000
     DEFERRED REVENUE                                           640,483       626,143
     PURCHASE OF INTERNET ARENA                                       -       240,000
                                                           -------------  ------------
     TOTAL CURRENT LIABILITIES                                3,777,149     2,724,380
                                                           -------------  ------------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY
     SHARE CAPITAL
        AUTHORIZED
            5,000,000 PREFERRED STOCK WITH A PAR VALUE OF $.001
            30,000,000 COMMON STOCK WITH A PAR VAUE OF $.001

        ISSUED AND OUTSTANDING
            PREFERRED STOCK - NONE                                    -             -
            COMMON STOCK 21,556,993 - 2000, 20,246,480 - 1999    21,557        20,246
     PAID-IN CAPITAL                                         14,047,544     8,814,002
     ACCUMULATED DEFICIT                                    (13,197,006)   (4,908,127)
     CURRENCY TRANSLATION ADJUSTMENT                             33,022        17,076
                                                           -------------  ------------
     TOTAL STOCKHOLDERS' EQUITY                                 905,117     3,943,197
                                                           -------------  ------------

                                                           $  4,682,266   $ 6,667,577
                                                           =============  ============

  The accompanying notes are an integral part of these consolidated statements.

                      CYPOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 (U.S. DOLLARS)

                                                    2000          1999
                                                ------------  ------------
REVENUE                                         $ 4,595,823   $ 1,020,541

DIRECT COSTS                                      2,138,456       563,118
                                                ------------  ------------

                                                  2,457,367       457,423
                                                ------------  ------------
EXPENSES
  SELLING, GENERAL AND ADMINISTRATIVE             3,599,690     1,999,151
  AMORTIZATION AND DEPRECIATION                   2,859,519       588,538

                                                ------------  ------------
                                                  6,459,209     2,587,689
                                                ------------  ------------

LOSS BEFORE OTHER INCOME (EXPENSE)               (4,001,842)   (2,130,266)
                                                ------------  ------------

OTHER INCOME (EXPENSE)

  NET RECOVERY FROM FIRE INSURANCE                  228,966             -

  GAIN ON SALE OF INVESTMENT OF CYPOST KK            36,202             -

  LOSS ON ABANDONMENT OF PLAYA OPERATIONS        (2,201,253)            -

  IMPAIRMENT LOSS OF LONG LIVED ASSETS             (128,726)            -

  INTEREST EXPENSE                               (2,113,570)   (2,221,322)

                                                ------------  ------------
  TOTAL OTHER INCOME (EXPENSE)                   (4,178,381)   (2,221,322)
                                                ------------  ------------

MINORITY INTEREST                                  (108,656)            -

                                                ------------  ------------
NET LOSS                                        $(8,288,879)  $(4,351,588)
                                                ============  ============

LOSS PER SHARE BASIC & DILUTED                  $     (0.39)  $     (0.28)
                                                ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    21,182,796    15,816,232
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

                                               CYPOST CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                         (U.S. DOLLARS)

                                                                           ADDITIONAL                 CUMMULATIVE
                                                         COMMON STOCK       PAID-IN                   TRANSLATION
                                                       NUMBER    AMOUNT     CAPITAL       DEFICIT      ADJUSTMENT      TOTAL
                                                     ----------  -------  -----------  -------------  ------------  ------------
BALANCE, DECEMBER 31, 1998                           13,264,500  $13,264  $   624,416  $   (556,539)  $    33,966   $   115,107
   Issued for acquisition of Intouch.Internet, Inc.       9,855       10       28,515                                    28,525
   Issued for acquisition of NetRover Inc. and

       NetRover Office Inc.                             219,000      219      679,324                                   679,543

   Issued for acquisition of Connect Northwest          147,985      148      659,852                                   660,000
   Issued for acquisition of Internet Arena              20,140       20       59,980                                    60,000

   Issued for loan conversion                         4,500,000    4,500    3,995,500                                 4,000,000

   Issued for exercise of warrants                    2,085,000    2,085      553,915                                   556,000

   Beneficial conversion feature on loans                                   2,212,500                                 2,212,500

   Cummulative translation adjustment                                                                     (16,890)      (16,890)

   Net loss                                                                              (4,351,588)                 (4,351,588)
                                                     ----------  -------  -----------  -------------  ------------  ------------
BALANCE, DECEMBER 31, 1999                           20,246,480   20,246    8,814,002    (4,908,127)       17,076     3,943,197

   Issued for acquisition of Internet Arena              80,558       81      239,919                                   240,000

   Issued for acquisition of Playa Corporation          785,455      785    2,699,215                                 2,700,000
   Issued for services/debt                              26,500       27       92,723                                    92,750

   Issued for services                                  369,500      370      212,196                                   212,566
   Issued for services                                   48,500       48       26,989                                    27,037

   Beneficial conversion feature on loans                                   1,962,500                                 1,962,500
   Cummulative translation adjustment                                                                      15,946        15,946

   Net loss                                                                              (8,288,879)                 (8,288,879)
                                                     ---------------------------------------------------------------------------
BALANCE, DECEMBER 30, 2000                           21,556,993  $21,557  $14,047,544  $(13,197,006)  $    33,022   $   905,117
                                                     ===========================================================================

                            CYPOST CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                     (U.S. DOLLARS)


                                                                 2000          1999
                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET LOSS                                                   $(8,288,879)  $(4,351,588)
  Adjustments to reconcile net loss to cash used by
      operating activities:
    Amortization and depreciation                              2,859,519       588,538
    Interest expense                                           1,962,500     2,212,500
    Net recovery from fire insurance                            (228,966)            -
    Gain on sale of investment on CyPost KK                      (36,202)            -
    Minority interest                                            108,656
    Loss on abandonment of Playa operations                    2,201,253             -
    Impairment loss of long-live assets                          128,726             -
    Casualty loss on equipment                                     7,901             -
    Fair value of stock issued for services                      332,353             -
    Currency translation adjustments on loss on abandonment       60,501             -
    Translation adjustments                                       15,946             -
  Changes in assets and liabilities
    Accounts receivable                                           59,981       (90,017)
    Insurance receivable                                         (58,488)            -
    Prepaid and deposit                                          (77,215)     (109,550)
    Other assets                                                  64,018       (15,972)
    Accounts payable and accrued liabilities                     (35,160)      645,204
    Deferred revenue                                              14,340       149,921
                                                             ------------  ------------
NET CASH USED BY OPERATING ACTIVITIES                           (909,216)     (970,964)
                                                             ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                       (592,454)   (3,612,066)
  Purchase of property and equipment                            (338,602)     (270,100)
  Investment in software development                             (87,431)     (209,303)
  Proceeds from sale of investment in CyPost KK                  220,000             -
  Gross proceeds received from insurance company                 306,344             -
  Payment of insurance related claims                            (77,378)            -
                                                             ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                           (569,521)   (4,091,469)
                                                             ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                1,413,589     4,875,000
  Loan repayment                                                (100,000)            -
  Exercise of warrants                                                 -       556,000
                                                             ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,313,589     5,431,000
                                                             ------------  ------------
NET INCREASE IN CASH                                            (165,148)      368,567
CASH, BEGINNING OF YEAR                                          415,779        47,212
                                                             ------------  ------------
CASH, END OF YEAR                                            $   250,631   $   415,779
                                                             ============  ============

NON-CASH TRANSACTIONS
  Common Stock issued for services and acquisitions          $ 3,272,353   $ 1,428,068
  Common Stock issued for debt conversion                              -   $ 4,000,000

OTHER CASH INFORMATION
   Interest paid                                             $    29,059   $         -

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

     Despite the fact that there was a brief period of time during which the Company owned less than a majority of the voting shares of CyPost KK (May 22, 2000 through July 3, 2000), the Company owned a majority interest for most of the period from formation of CyPost KK through June 30, 2000 and therefore had the ability to control its operations. The Company has reflected the amounts of revenue, cost of revenue and expenses on a consolidated basis for the entire period of ownership. Had the Company reflected the amounts of revenue, cost of revenue and expenses on a consolidated basis for the period from April 1, 2000 through May 22, 2000 and an equity method for the period from May 22, 2000 through June 30, 2000, the impact on the consolidated financial statements would not have been material.

     During its period of ownership of CyPost KK, the Company loaned CyPost KK $64,764 and CyPost KK paid certain expenses on behalf of the Company in the amount of $25,542, leaving a balance of $39,222 owed by CyPost KK to the Company at the time of sale. In connection with the sale by the Company of all of its interest in CyPost KK, the Company canceled the net outstanding balance of $39,222 in loans made by the Company to CyPost KK and CyPost KK canceled $39,222 in loans made by CyPost KK to Playa Corporation ("Playa"). At September 30, 2000, there was a balance of $168,062 owed by Playa to CyPost KK. This loan bears interest at 5.5% per annum and is payable in 60 monthly installments beginning January 15, 2001. This loan balance has been written off in connection with the abandonment of Playa's business. See "Acquisition of Playa".

4.   PROPERTY  AND  EQUIPMENT

     Property and equipment consist of the following:

                                         2000         1999
                                     ------------  -----------

     Office furniture                $   194,436   $  153,434
     Leasehold improvement                14,360       15,704
     Computer hardware and software    1,144,234      839,267
                                     ------------  -----------
                                       1,353,030    1,008,405
     Less accumulated depreciation      (602,010)    (408,823)
                                     ------------  -----------
                                     $   751,020   $  599,582
                                     ============  ===========

The depreciation expense charged to the operations for the years ended December 31, 2000 and 1999 were $179,263 and $60,012, respectively.

5.   GOODWILL  AND  OTHER  INTANGIBLES

     Goodwill and other intangibles consist of the following:

                                         2000         1999
                                     ------------  -----------
     Customer lists                  $ 3,663,000   $3,663,000
     Goodwill                          1,832,543    1,832,543
                                     ------------  -----------
                                       5,495,543    5,495,543
     Less accumulated amortization    (2,302,528)    (458,758)
                                     ------------  -----------
                                     $ 3,193,015   $5,036,785
                                     ============  ===========

The amortization expense charged to the operations for the years ended December 31, 2000 and 1999 were $2,582,016 and $458,758, respectively.

6.   LOANS

     Loans as of December 31, 2000 and 1999 consist of:

                                         2000         1999
                                     ------------  -----------
     Blue Heron Venture Fund, Ltd.   $ 2,085,000   $  875,000
     Pacific Gate Capital                 25,000            -
                                     ------------  -----------
                                     $ 2,110,000   $  875,000
                                     ============  ===========

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

                                         2000          1999
                                     -------------  ------------
Net operating loss carryforwards     $  4,050,000   $ 1,260,000
Less: valuation allowance             ( 4,050,000)   (1,260,000)
                                     -------------  ------------
                                     $          -   $         -
                                     =============  ============

9.   NET PROCEEDS FROM FIRE LOSS

     On January 31, 2000, the Company suffered a fire loss at its Etobicoke (suburban Toronto), Ontario facility. The loss was completely covered by insurance. During the fiscal year ended December 31, 2000, the Company received net proceeds from fire insurance in the amount of $228,966.

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


11.  COMMITMENTS AND CONTIGENCIES

     LEGAL PROCEEDINGS

     Canada Post Litigation
     ----------------------

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

Berry Litigation
----------------

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

     Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of any litigation to which it is a party.


     LEASE COMMITMENTS

     The Company leases office space and equipment, and its lease payments in the next five years are as follows:

     2001                                     $     285,000
     2002                                           202,000
     2003                                           151,000
     2004                                            92,000
     2005                                            40,000
                                               ------------
                                               $    770,000
                                               ============

     The Company entered into agreements with several companies that provides network infrastructure for some of the Company's Internet Services Provider services. The minimum payments in the next three years are as follows:

     2001                                      $    929,000
     2002                                           109,000
     2003                                            23,000
                                               ------------
                                               $  1,061,000
                                               ============

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

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

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

                                   Arthur Andersen LLP.

Vancouver, British Columbia
March 23, 2000.

                               CYPOST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (U.S. Dollars)

                                                            1999         1998
                                                        ------------  ----------
ASSETS
CURRENT ASSETS
  CASH . . . . . . . . . . . . . . . . . . . . . . . .  $    415,779   $  47,212
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
  DOUBTFUL ACCOUNTS OF $34,000 (1998- $NIL). . . . . .       233,188          --
  PREPAIDS AND DEPOSITS. . . . . . . . . . . . . . . .       173,319      27,998
                                                        ------------  ----------
                                                             822,286      75,210
PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . .       599,582      22,330
GOODWILL AND OTHER INTANGIBLES, NET OF
  AMORTIZATION OF $458,758 (1998- $NIL). . . . . . . .     5,036,785          --
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .        69,389      28,657
SOFTWARE DEVELOPMENT, NET OF AMORTIZATION OF $69,768  .      139,535          --
                                                        ------------  ----------
                                                        $  6,667,577   $ 126,197

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  ACCOUNTS PAYABLE . . . . . . . . . . . . . . . . . .  $    849,300   $  11,090
  ACCRUED LIABILITIES. . . . . . . . . . . . . . . . .       133,937          --
  LOANS. . . . . . . . . . . . . . . . . . . . . . . .       875,000          --
  DEFERRED REVENUE . . . . . . . . . . . . . . . . . .       626,143          --
  PURCHASE OF INTERNET ARENA . . . . . . . . . . . . .       240,000          --
                                                        ------------  ----------
                                                           2,724,380      11,090
                                                        ------------  ----------
SHAREHOLDERS' EQUITY

  SHARE CAPITAL
    AUTHORIZED

      5,000,000 PREFERRED STOCK WITH A PAR VALUE OF $.001
      30,000,000 COMMON STOCK WITH A PAR VALUE OF $.001

    ISSUED AND OUTSTANDING
      NIL PREFERRED STOCK

      20,246,480 COMMON STOCK (1998- 13,264,500) . . .        20,246      13,264
  PAID-IN CAPITAL. . . . . . . . . . . . . . . . . . .     8,814,002     624,416
  DEFICIT. . . . . . . . . . . . . . . . . . . . . . .    (4,908,127)  (556,539)
  CURRENCY TRANSLATION ADJUSTMENT. . . . . . . . . . .        17,076      33,966
                                                        ------------  ----------
                                                           3,943,197     115,107
                                                        ------------  ----------
                                                        $  6,667,577   $ 126,197
                                                        ============  ==========

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

                               CYPOST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (U.S. Dollars)

                                                                        Period From
                                                                        September 5,
                                          YEAR ENDED     Year Ended       1997 to
                                          DECEMBER 31,   December 31,   December 31,
                                             1999            1998          1997
                                        --------------  --------------  -----------

REVENUE. . . . . . . . . . . . . . . .  $   1,020,541   $          --   $       --
DIRECT COSTS . . . . . . . . . . . . .        563,118              --           --
                                        --------------  --------------  -----------
                                              457,423              --           --
                                        --------------  --------------  -----------

EXPENSES

   SELLING, GENERAL AND ADMINISTRATIVE      1,999,151         383,046           --
   AMORTIZATION AND DEPRECIATION . . .        588,538           6,233           --
   DEVELOPMENT . . . . . . . . . . . .             --         150,382       16,878
                                        --------------  --------------  -----------
                                            2,587,689         539,661       16,878
                                        --------------  --------------  -----------
                                           (2,130,266)       (539,661)     (16,878)
INTEREST EXPENSE . . . . . . . . . . .      2,221,322              --           --
                                        --------------  --------------  -----------
NET LOSS . . . . . . . . . . . . . . .  $  (4,351,588)  $    (539,661)  $  (16,878)
                                        ==============  ==============  ===========


LOSS PER SHARE, BASIC AND DILUTED. . .  $       (0.28)  $       (0.08)  $    (0.01)
                                        ==============  ==============  ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING. . . . . . . . .     15,816,232       7,033,479    3,345,283
                                        ==============  ==============  ===========

         The accompanying notes are an integral part of these consolidated financial statements.

                                      CYPOST CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (U.S. Dollars)


                                                                               Period From
                                                                               September 5,
                                                YEAR ENDED      Year Ended       1997 to
                                               DECEMBER 31,    December 31,    December 31,
                                                   1999            1998            1997
                                              --------------  --------------  --------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

      NET LOSS . . . . . . . . . . . . . . .  $  (4,351,588)  $    (539,661)  $     (16,878)
      Add items not affecting cash
         AMORTIZATION AND DEPRECIATION . . .        588,538           6,233              --
         INTEREST EXPENSE. . . . . . . . . .      2,212,500              --              --
         NON-CASH EXPENSES . . . . . . . . .             --         207,500              --
                                              --------------  --------------  --------------
                                                 (1,550,550)       (325,928)        (16,878)
      Changes in non-cash operating
         accounts
             ACCOUNTS RECEIVABLE . . . . . .        (90,017)             --              --
             PREPAIDS AND DEPOSITS . . . . .       (109,550)        (27,998)             --
             OTHER ASSETS. . . . . . . . . .        (15,972)         58,523              --
             ACCOUNTS PAYABLE. . . . . . . .        583,787           9,125           1,965
             ACCRUED LIABILITIES . . . . . .         61,417              --              --
             DEFERRED REVENUE. . . . . . . .        149,921              --              --
                                              --------------  --------------  --------------
Net cash provided by (used in)
operating activities                               (970,964)       (286,278)        (14,913)
                                              --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisitions of businesses, less cash
         THEREIN OF $115,953 . . . . . . . .     (3,612,066)             --              --
      PROPERTY AND EQUIPMENT, NET. . . . . .       (270,100)        (27,711)           (852)
      SOFTWARE DEVELOPMENT                         (209,303)
                                              --------------  --------------  --------------
Net cash used in investing
activities                                       (4,091,469)        (27,711)           (852)
                                              --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
      LOAN . . . . . . . . . . . . . . . . .      4,875,000              --              --
      SALE OF COMMON STOCK . . . . . . . . .        556,000         323,000          20,000
                                              --------------  --------------  --------------
Net cash provided by financing
Activities                                        5,431,000         323,000          20,000
Exchange rate changes on Cash in
Foreign currency                                         --          33,966              --
                                              --------------  --------------  --------------

NET INCREASE IN CASH . . . . . . . . . . . .        368,567          42,977           4,235
CASH, BEGINNING OF PERIOD. . . . . . . . . .         47,212           4,235              --
                                              --------------  --------------  --------------
CASH, END OF PERIOD. . . . . . . . . . . . .  $     415,779   $      47,212   $       4,235
                                              ==============  ==============  ==============

CASH PAID DURING THE PERIOD FOR
   INTEREST. . . . . . . . . . . . . . . . .  $          --   $          --   $          --
   INCOME TAXES. . . . . . . . . . . . . . .             --              --              --

         The accompanying notes are an integral part of these consolidated financial statements.

                                           CYPOST CORPORATION
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             (U.S. Dollars)


                                                                         Additional                     Currency
                                                       COMMON STOCK       Paid-in                      Translation
                                                     NUMBER    AMOUNT     CAPITAL        DEFICIT       Adjustment       TOTAL
                                                   ----------  -------  ------------  --------------  -------------  ------------
Incorporation date, September 5, 1997
    Issued for acquisition of
       ePost Innovations, Inc . . . . . . . . . .   3,000,000  $ 3,000  $    (1,000)  $          --                  $     2,000
    ISSUED ON SALE OF UNITS . . . . . . . . . . .     600,000      600       19,400              --                       20,000
    Net loss                                                                                (16,878)                     (16,878)
                                                   ----------  -------  ------------  --------------  -------------  ------------
Balance, December 31, 1997. . . . . . . . . . . .   3,600,000    3,600       18,400              --             --         5,122
    Issued on sale of units . . . . . . . . . . .   2,400,000    2,400       77,600              --             --        80,000
    Issued for cash . . . . . . . . . . . . . . .      57,000       57       18,943              --             --        19,000
    Issued for legal services . . . . . . . . . .      22,500       22        7,478              --             --         7,500
    Issued for acquisition of
      Communication Exchange Management, Inc. . .   6,270,000    6,270       (2,090)             --             --         4,180
    Issued for exercise of warrants . . . . . . .     915,000      915      243,085              --             --       244,000
    Offering expenses . . . . . . . . . . . . . .          --       --      (20,000)             --             --       (20,000)
    Share transfer for services                            --       --      281,000              --             --       281,000
    NET LOSS. . . . . . . . . . . . . . . . . . .          --       --           --        (539,661)            --      (539,661)
    Currency translation adjustment                        --       --           --                         33,966        33,966
                                                   ----------  -------  ------------  --------------  -------------  ------------
Balance, December 31, 1998. . . . . . . . . . . .  13,264,500   13,264      624,416        (556,539)        33,966       115,107
    Issued for acquisition of Intouch.Internet Inc.     9,855       10       28,515              --             --        28,525
    Issued for acquisition of NetRover Inc.
      and NetRover Office Inc . . . . . . . . . .     219,000      219      679,324              --             --       679,543
    Issued for acquisition of Connect Northwest .     147,985      148      659,852              --             --       660,000
    Issued for acquisition of Internet Arena. . .      20,140       20       59,980              --             --        60,000
    Issued for loan conversion. . . . . . . . . .   4,500,000    4,500    3,995,500              --             --     4,000,000
    Issued for exercise of warrants . . . . . . .   2,085,000    2,085      553,915              --             --       556,000
    Beneficial conversion feature on loans. . . .          --       --    2,212,500              --             --     2,212,500
    NET LOSS. . . . . . . . . . . . . . . . . . .          --       --           --      (4,351,588)            --    (4,351,588)
    Currency translation adjustment                                              --              --        (16,890)      (16,890)
                                                   ----------  -------  ------------  --------------  -------------  ------------
BALANCE, DECEMBER 31, 1999. . . . . . . . . . . .  20,246,480  $20,246  $ 8,814,002   $  (4,908,127)  $     17,076   $ 3,943,197
                                                   ==========  =======  ============  ==============  =============  ============

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

     The acquisition of CEM involved CyPost issuing 6,270,000 of its shares to Mushroom; in turn, Mushroom distributed these shares to its shareholders in the following proportion:




ROBERT SENDOH      720,000 SHARES   11% INTEREST
CARL WHITEHEAD   1,350,000 SHARES   22% INTEREST
WILLIAM KALETA   1,950,000 SHARES   31% INTEREST
KELLY MONTALBAN  2,250,000 SHARES   36% INTEREST
                 ----------------  -------------
                 6,270,000 SHARES  100% INTEREST



     The acquisition has been accounted for under the purchase method. Operating results of CEM prior to the date of acquisition were not significant.


4.   PROPERTY  AND  EQUIPMENT

     Property and equipment consist of the following:

                                                                   1999         1998
                                                                -----------  -----------
      OFFICE AND COMPUTER EQUIPMENT                             $1,008,405   $   28,563
         LESS- ACCUMULATED DEPRECIATION                           (408,823)      (6,233)
                                                                -----------  -----------

                                                                $  599,582   $   22,330
                                                                ===========  ===========
5.    GOODWILL AND OTHER INTANGIBLES

      Goodwill and other intangibles consist of the following:

                                                                   1999         1998
                                                                -----------  -----------

      CUSTOMER LISTS                                            $3,663,000   $        -
      GOODWILL                                                   1,832,543            -
                                                                -----------  -----------

                                                                 5,495,543            -
         LESS- ACCUMULATED AMORTIZATION                           (458,758)           -
                                                                -----------  -----------

                                                                $5,036,785   $        -
                                                                ===========  ===========

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

     At December 31, 1999, the Company has net operating loss carryforwards for income tax purposes of approximately $2,800,000 which are available to offset future taxable income. The Company's utilization of these carryforwards may be restricted due to changes in ownership of subsidiaries during the year. The components of the deferred tax asset as of December 31, 1999 and 1998 are as follows:

                                           1999      1998
                                        ----------  ---------

      NET OPERATING LOSS CARRYFORWARDS  $1,260,000  $  82,000
         LESS- VALUATION ALLOWANCE       1,260,000     82,000
                                        ----------  ---------

                                        $        -  $       -
                                        ==========  =========

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



      PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 (UNAUDITED)

                                                             INTERNET  CONNECT              PRO FORMA
(US DOLLARS)         CYPOST     HERMES   NTOUCH   NETROVER    ARENA   NORTHWEST   PLAYA    ADJUSTMENTS    TOTAL
REVENUE             1,020,000   87,000  189,000   1,402,000  466,000     63,000   452,000            0  4,279,000

NET INCOME (LOSS)  (4,352,000)       0   (7,000)     90,000  (45,000)      ,000  (259,000   (3,420,000  7,986,000)

LOSS PER SHARE          (0.48)

      PRO FORMA CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)

                                                             INTERNET  CONNECT              PRO FORMA
(US DOLLARS)         CYPOST     HERMES   NTOUCH   NETROVER    ARENA   NORTHWEST   PLAYA    ADJUSTMENTS    TOTAL
REVENUE                   0    196,000  404,000   1,775,000   342,000    536,000   306,000            0     3,559,000

NET INCOME (LOSS)  (540,000)         0  (16,000)    (23,000) (221,000)   (29,000) (182,000)  (3,420,000)   (4,431,000)

LOSS PER SHARE                                                                                                  (0.53)

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



DATE:  November 15, 2001                 CYPOST CORPORATION




                                       By:/s/ Sandra Warren
                                          -----------------------------------
                                          Sandra Warren
                                          President
                                          Secretary and Treasurer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of registrant and in the capacities indicated and on the dates indicated.

Name                          Title                                  Date
----                          -----                                  ----

/s/  J. Thomas W. Johnston    Chairman of the Board            November 15, 2001
--------------------------    and Director
J. Thomas W. Johnston

/s/  Sandra Warren            President,                       November 15, 2001
------------------            Secretary, Treasurer, Director
Sandra Warren                 Principal Executive,
                              Financial and Accounting Officer

/s/  Robert Sendoh            Director                         November 15, 2001
------------------
Robert Sendoh