Form 10KSB
period 2001-12-31
CYPOST CORP
filed 2002-04-15
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                    For Fiscal Year Ended: December 31, 2001

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

                               CyPost Corporation
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                        98-0178674
-------------------------------                        -------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)

    900-1281 West Georgia St.
    Vancouver, British Columbia, Canada                      V6E 3J7
----------------------------------------------------------------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $3,706,386

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $2,087,057 as of March 5, 2002.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,189,525 as of March 5, 2002.

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

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                               CYPOST CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                      For the Year Ended December 31, 2001

Item Number  Caption                                                        Page
-----------  -------                                                        ----
PART I

1.           Description of Business . . . . . . . . . . . . . . . . . . . .   5

2.           Description of Property . . . . . . . . . . . . . . . . . . . .  22

3.           Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  25

4.           Submission of Matters to a Vote of Security Holders . . . . . .  31

PART II

5.           Market for Common Equity and Related Stockholder
             Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

6.           Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . . .  34

7.           Financial Statements. . . . . . . . . . . . . . . . . . . . . .  41

8.           Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure . . . . . . . . . . . . . .  41

PART III

9.           Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange
             Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41

10.          Executive Compensation. . . . . . . . . . . . . . . . . . . . .  43

11.          Security Ownership of Certain Beneficial Owners and
             Management. . . . . . . . . . . . . . . . . . . . . . . . . . .  45

12.          Certain Relationships and Related Transactions. . . . . . . . .  46

PART IV

13.          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  48

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  49

CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . F-1

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

     The Company was a development stage company until the first quarter of 1999, when it began to offer the first of its Navaho brand Software Products and broaden its strategic focus through the acquisition of six Internet service providers (collectively, "ISPs" or individually, an "ISP"). Currently, providing ISP Services is the focus of the Company's business. The Company derives virtually all of its revenues from its ISP Services. No single customer accounts for a significant portion of the Company's revenue. The Company's business operations are presently conducted in Canada and the United States. Dollar values in this Report are expressed in U.S. Dollars, unless indicated otherwise. On December 31, 2001, one Canadian Dollar ("CDN") was worth $.62870 U.S. Dollars.

     The Company's principal executive offices are located at 900-1281 West Georgia Street Vancouver, British Columbia, V6E 3J7, Canada. The Company's telephone number is (604) 904-4422, and its website is www.cypost.com.

     ISP Business

         Overview

     The Company offers a full range of consumer Internet access services and a broad selection of business services, both of which are offered nationwide in the United States and Canada.. The Company's services are tailored to the specific demands of both its business and residential customers and include connectivity, server co-locations, domain name registration, e-mail (list servers for corporate e-mailing), hosting other parties' websites ("Web hosting"), high-speed Internet access and other value-added services, including customer care available 24 hours a day, seven days a week, 365 days a year. Over time, these functions may be expanded to include additional privacy and protection solutions such as managed anti-virus, firewall, secure connections from personal computers to corporate networks (Virtual Private Network ("VPN")), intrusion detection and filtering services.

     The Company's ISP business focuses on a niche market of small to medium-sized businesses and residential customers primarily in second and third tier markets, rather than larger businesses. The Company believes that it provides critically important high levels of customer service, managed networking, Web hosting and other technical support issues that are key concerns for this market.

     Through a vendor agreement with WorldCom Canada Ltd. ("WorldCom"), successor in interest to UUNet Canada, Inc. , the Company provides Internet access services to approximately 100 communities in Canada, in which approximately 95% of the Canadian population resides. The Company through a vendor agreement with Dialup USA Inc. ("Dialup") provides Internet access services nationwide across 50 states in the U.S. As of December 31, 2001, the Company had approximately 17,600 business and residential ISP customers.

     At present, most of the revenue from ISP Services can be attributed to connectivity, although the Company's network of ISP Services is moving towards focusing on Web hosting, server co-location, and domain name registration, anticipating a strong hold over connectivity by the larger ISPs in a few years' time. The Company believes that many large and medium size businesses have already established a Web presence on the Internet, but that many small companies and residential customers in second and third tier markets have yet to make this move. As a result, the Company intends to focus its marketing efforts on this segment of the business community as well as second and third tier markets across the US and Canada by offering services at a competitive price point, and by providing tools that will enable customers to build a Web presence with minimal cost or expertise.

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

     Internet operations, including Web hosting, domain name registration and electronic commerce, are increasingly becoming critical to businesses. However, many businesses lack the resources and expertise to develop, maintain and enhance, on a cost-effective basis, successful Internet operations. As a result, businesses increasingly use outside companies to enhance website reliability and performance, provide continuous operation of their Internet-based functions and reduce operating expenses. By outsourcing these services, companies can focus on their business rather than using their resources to support Internet operations.

     There is increasing demand for ISPs to offer electronic commerce or Web hosting services that businesses can establish quickly and easily. An increasing number of ISPs supplement their basic Internet access services with a variety of commercial services that facilitate electronic commerce, such as Web hosting, co-location, domain name registration and other value-added services. These services expand an ISP's potential revenue sources from basic monthly access fees to other fees such as set-up and maintenance charges. In addition, some larger and more sophisticated ISPs market other Internet-based services, such as paging, long-distance and cellular telephone services, to both consumers and business customers.

          The Company's ISP Solutions

     The Company offers a full range of consumer Internet access services and a broad selection of business services, both of which are offered nationwide in the United States and Canada, at competitive prices. The Company believes that its services provide customers with the following benefits:

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

     Nationwide U.S. and Canadian Network Coverage. Through a vendor agreement with Dialup USA Inc. ("Dialup"), the Company provides Internet access services nationwide across 50 states in the US. Through a vendor agreement with WorldCom, the Company provides Internet access services to approximately 100 communities in Canada, in which approximately 95% of the Canadian population resides. See "Dependence on Key Suppliers" below. The Company has additional telecommunications agreements with other vendors in Canada and the Pacific Northwest.

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

             Global Backbone, High Performance Network Architecture

     The Company invests significant resources in developing a scalable network infrastructure. The Company's strategy is to outsource the process of building a scalable national or regional dial-up network. This eliminates the need for the Company to purchase equipment, negotiate leases throughout Canada and the U.S. to house the equipment, and provide Internet connectivity to all these locations. By outsourcing its network and dial-up infrastructure, the Company also has the ability to offer its services in areas where network costs would be prohibitive. Because it is not committed to leasing or building its own network, the Company can take advantage of the market opportunities that develop due to technological advances or regulatory changes. In addition, in some cases the Company has negotiated agreements with its telecommunication suppliers that are priced on a per customer basis, including its principal telecommunications agreements with WorldCom in Canada and Dialup in the U.S. As a result, the Company is only billed for the clients that actually use these services. In such cases, the Company's telecommunication costs only increase if the customer base increases. Conversely, if the customer base decreases, the Company's telecommunications costs decrease. Thus, the Company does not need to build its own network and work to fill any spare capacity that may exist. The Company has entered into agreements with telecommunications network suppliers for network capacity. These agreements are for fixed terms from one to five years.

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

          Dependence on Key Suppliers

     On November 8, 2001, the Company entered into an Amendment agreement with WorldCom, which provides network infrastructure for some of the Company's ISP Services operations. The term of the agreement is two years, commencing on May 1, 2001 and terminating on April 30, 2003 with a minimum payment of $90,000 CDN per month.

          Marketing

     The Company is actively seeking to market broadly its ISP Services and has taken a number of steps in that direction, including the use of a variety of print and communications media. The Company intends to market its services to resellers and wholesalers, as well as enter into strategic partnerships and joint ventures.

          Consolidation of ISP Services Operations

     During 2001, the Company continued to streamline and consolidate its ISP Services operations to enhance efficiency and reduce operating expenses. The Company has embarked on a program to centralize ISP Services to the greatest extent possible, as follows:

     o Customer Support. In early 2001, the Company began consolidating all aspects of customer support (including end user technical issues) for its Oregon ISP customers into the Chatham, Ontario facility. The Washington state ISP customer support is handled in the Mt. Vernon office.

     o Billing and Collections. In early 2001 the billing and collections for the Oregon ISP customers were consolidated into the Chatham facility, billing and collections for the Washington ISP Services customers is expected to be consolidated in Q2 2002.

     The Company is also consolidating Web hosting and dedicated services into Toronto, a process which began in late-2000 and is expected to be completed by Q2 -2002. Other ISP Services such as e-mail and user authentication (i.e., customer security) will continue to be handled from regional data centers. Beginning in early 2001, all new Web hosting customers, wherever located, were hosted from Toronto. The Company is also considering implementing other consolidated services to achieve greater efficiency and cost savings.

          Network of Service Providers

     The Company's Network of Service Providers consists of the following entities:

     NetRover/NetRover Office. NetRover, based in Toronto, Etobicoke (suburban Toronto) and Chatham, Ontario, is the largest of the Company's ISP Services entities, currently serving approximately 12,700 residential and small business customers throughout Canada. NetRover offers inexpensive packages focusing on Web hosting and dial-up connections, as well as some server co-location.

     NetRover currently offers dial-up service with the network infrastructure provided through WorldCom and has dial-up availability across Canada. With this national reach, the Company intends to use the NetRover trade name for expansion. The Chatham facility is the backbone of the Company's customer support and billing functions.

     Hermes. Based in Vancouver, British Columbia, Hermes serves approximately 450 customers in British Columbia. Hermes offers a range of services including connectivity (including ADSL), server co-location, Web hosting and e-mail services.

     Intouch. Based in Vancouver, British Columbia, Intouch serves approximately 800 residential and small office/home office customers in British Columbia. Intouch has a "community" feel, and is primarily focused on dial-up connectivity, basic Web hosting, high-speed DSL and e-mail services.

     Internet Arena. Based in Portland, Oregon, Internet Arena serves approximately 840 primarily residential and small office/home office customers in Oregon. Internet Arena offers a similar range of services to Intouch.

     CNW. Based in Mt. Vernon and Seattle, Washington, CNW serves approximately 2800 business and residential customers in Washington. More focused on custom work, CNW's experience includes ethical hacking and other security monitoring. CNW also offers dial-up, DSL connectivity and Web hosting for its customers.

     Software Products Business

     Prior to January 1, 2001 the Company had developed its Navaho brand software products, which utilized encryption for email and data files. The Company discontinued software development as of end of 2000 and does not intend to recommence further development until appropriate financing is available to do so.

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

     Employees

     At December 31, 2001, the Company had 35 full-time employees, of whom 8 are management, 3 are marketing, and 24 are administration and 14 were considered to be either temporary or part-time employees of whom all are administration. None of the Company's employees was subject to collective bargaining agreements at year-end.

     Risk Factors

     In addition to other information in our Annual Report on Form 10-KSB, you should consider the following important factors in evaluating the Company and its business. These factors may have a significant impact on our business, financial condition or results of operations. We are involved in litigation, which, if not resolved favorably, would significantly increase our losses. The Company is currently involved in the following two lawsuits: Tami Hellen Allan, and Berry Litigation. If we do not prevail in these lawsuits, our losses could significantly increase. See Item 3 "Legal Proceedings".

          Early-Stage Company

     We were incorporated on September 5, 1997. From 1997 through the first quarter of 1999, we focused on developing our Software Products business. Thereafter, we focused on our ISP Services business as we began to acquire our ISP operating businesses. It is the ISP Services business on which we focus presently. Our limited operating history makes an evaluation of our business and prospects very difficult, and our business strategy and mix is still evolving. Our ability to operate profitably is unproven and uncertain. You must consider our business and prospects in light of the risks and difficulties we encounter as an early stage company in the new and rapidly evolving market of the Internet, and the rapidly changing environment of software development. These risks and difficulties include, but are not limited to:

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

          Complex Business System, and Operational Difficulties

     Our business systems and technologies are based on the complex integration of numerous software and hardware subsystems that utilize advanced algorithms to manage the entire process from the receipt and processing of orders and services at our customer service and administration centers. We have, from time to time, experienced operational "bugs" in our systems and technologies, which have resulted in order and service errors and interruptions. Operational difficulties may arise from one or more factors including electro-mechanical equipment failures, computer server or system failures, network outages, software performance problems or power failures. We expect operational difficulties to continue to occur from time to time, and it is possible that our operations could be adversely affected. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our website. In addition, fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage our systems or cause them to fail completely. For instance, a fire on January 31, 2000, at our Etobicoke (suburban Toronto), Ontario facility caused service interruption for 36 hours. The efficient operation of our business systems is critical to consumer acceptance of our services. If we are unable to meet customer demand or service expectations as a result of operational issues, we may be unable to develop sustainable, customer relationships, which could have a material adverse effect on our business, financial condition and results of operations.

         Dependence on Telecommunication Providers

     Our success also depends upon the capacity, scalability, reliability and security of our network infrastructure, including the telecommunications capacity leased from WorldCom and other telecommunications network suppliers. We depend on such companies to maintain the operational integrity of their own telecommunications networks. Therefore, our operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers in a consolidated market. A material increase in pricing or decrease in telecommunications capacity available to us could have a material adverse effect on our business, financial condition and results of operations.

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

     The rate at which our capital is utilized is affected by the pace of our expansion. Since our inception, we have experienced negative cash flow from operations. In the past, we have funded our operating losses and capital expenditures borrowings of debt and convertible debt from private sources. We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures with respect to our existing ISP Services business for at least the next 12 months. We must either raise additional funds to support aspects of our business for 2002 or we will be forced to curtail certain aspects of our business operations, particularly in terms of the growth of and further enhancements to our ISP Services business, or recommencing research and development of Software Products. We need a minimum of $500,000 and a maximum of $4,500,000 to support current operations, grow and further enhance our ISP services business, and a minimum of $250,000 and a maximum of $500,000 to recommence the research and development of the Software Products. If financing were made available we would first apply the proceeds to the further enhancement of our ISP services business. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain sufficient additional capital when needed, we could be forced to alter our business strategy, delay or abandon some of our expansion plans or sell assets. Any of these events could have a material adverse effect on our business, financial condition and results of operations. In addition, if we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our stockholders may also experience dilution.

The Loss of the Services of One or More of Our Key Personnel, or our Failure to Attract, Integrate New Hires and Retain Other Highly Qualified Personnel in the Future Could Harm our Business

     The loss of the services of one or more of our key personnel could harm our business. We depend on the continued services and performance of our senior management and other key personnel. Our future success also depends upon the continued service of our executive officers and other key personnel. The competition for talented employees is intense and our ability to attract and retain key employees is a function of a number of factors, some of which are beyond our control, such as the value of other opportunities perceived to be available elsewhere. None of our executive officers or key employees are bound by an employment agreement and our relationships with these officers and key employees are at will.

Item 2.  Description of Property

     The Company has entered into a net lease with Mansa Holdings Ltd. in respect to its office premises located at 900-1281 West Georgia St., Vancouver, British Columbia for approximately 6500 square feet of office space. The term of the lease is for 60 months and ends on June 1, 2005. The current monthly net rent under this lease is $6019 CDN$. The property taxes and operating expenses are currently estimated at 6437 CDN$ per square feet per month. The lease contains escalation clauses throughout the term. For the period between June 1,2003 and May 31,2005 the monthly net rent under this lease will be $6566.00 CDN$ per month.

Customer Support and billing Center

On November 2nd, 2000, NetRover Inc. entered into an assignment of a net lease between H.V.M. Holdings Inc. (Landlord) and Garden Green Realty Inc. (Previous Tenant) in respect to NetRover's office premises located at 405 Riverview Drive, Chatham, Ontario for approximately 2100 square feet of office space. The term of the lease starts December 1st , 2000 and ends on May 31st , 2003. The current monthly net rent under this lease is $ 1420 CDN$. The property taxes and operating expenses are currently estimated at $1800. CDN$ per month. The lease contains escalation clauses throughout the term. For the period between May 31st 2001 and May 31, 2002 the monthly net rent under this lease will be $1420 CDN$ per month. For the period between May 31st 2002 and May 31, 2003 the monthly net rent under this lease will be $1509 CDN$ per month

Administration / Accounting

On July 1,1995 NetRover Inc. entered into a net lease with The Imperial Life Assurance Company of Canada in respect to Net rover's office premises located at 93 Skyway Ave., Suite 105, Etobicoke, Ontario for approximately 1783 square feet of office space. The term of the lease is for 5 years and ended on June 30, 2000. For the period between July 1, 1998 and June 30, 2000 the monthly net rent under this lease was $1333 CDN$ per month

On June 13th, 2000, NetRover Inc. amended the net lease with The Imperial Life Assurance Company of Canada in respect to Net rover's office premises located at 93 Skyway Ave., Suite 106, (previously unit 105) Etobicoke, Ontario for approximately 1700 square feet of office space. The term of the lease is for 3 years starting July 1,2000 and endings on July 31, 2003. The monthly net rent throughout the term of the lease is $1435 CDN$. The property taxes and operation expenses are currently estimated at $1413 CDN$ per month.

Network Operations Center

On January 28th, 2000, the Company entered into a gross lease with 890 West Pender Ltd. in respect to its office premises located at 890 West Pender Street, Vancouver, British Columbia for approximately 650 square feet of office space. The term of the lease is for one year and ended on January 31st, 2001. The monthly gross rent throughout the term of the lease is $775 CDN$ per month.

     Subsequently, on January 15th, 2002, the Company entered into a Lease Amendment Agreement with 890 West Pender Ltd. in respect to this location. The term of the lease is for one year commencing February 1st, 2002 and ending on January 31st, 2003. The monthly gross rent throughout the term of the lease is $1087 CDN$ per month. Retail Space (Empty at this time)

     The Company assumed a lease obligation with the former owners of Intouch in respect to an office located at 3448 Cambie Street, Vancouver, British Columbia for approximately 825 square feet of office space. The term of the lease ended on December 31, 2001. The monthly net rent due was$1581 CDN$ per month. The property taxes and operating expenses are were $964 CDN$ per month. This lease was not renewed.

Network Operations Center

     The Company has entered into an assignment of a lease with American Property Management in respect to two offices located at 1016 & 1008 SW Taylor Street, Portland, Oregon comprising approximately 1902 and 457 square feet of space, respectively. The term of the lease ends January 31, 2002. The monthly net rent is $2801 US$ per month. The additional expenses are currently estimated at $284 US$ per month. (Internet access in the amount of $232 per month and water usage in the amount of $52. per month.)

     Subsequently, on February 6th , 2002, the Company entered into a Lease Amendment Agreement with American Property Management in respect to its office located at 1016 SW Taylor Street, Portland, Oregon. for approximately 1902 square feet of office space. The term of the lease is for one year commencing February 1st, 2002 and ending on January 31st, 2003. The monthly gross rent throughout the term of the lease is $2377 US$ per month. The additional expenses are currently estimated at $284 US$ per month. (Internet access in the amount of $232 per month and water usage in the amount of $52 per month).
The Company did not renew the office space located at 1008 SW Taylor Street, Portland, Oregon, which comprised of 457 square feet.

Sales and Regional customer support

     The Company entered into an Amendment and Novation Agreement dated October 27, 1999 with Timothy B. White Properties and Connect Northwest LLC in respect to an office located at 117 North First Street, Mount Vernon, Washington. The lease ends August 31, 2003. The current net rent under the lease is $ 3200 US$ per month. In addition the Company is responsible for 87% of the electrical bill which are currently estimated at $231 US$ per month. The lease contains escalation clauses throughout the term. For the period between September 1st, 2000 and August 31st, 2001 the monthly net rent was $3000 US$. For the period between September 1st, 2001 and August 31st, 2002 the monthly net rent under this lease will be $3200 US$ per month. For the period between September 1st, 2002 and August 31st,2003 the monthly net rent under this lease will be $3400 US$ per month. The company has the option to renew the lease for 1 additional term of 5 years.

Network Operations Center

     The Company entered into an Assignment of Lease and Acceptance dated October 26, 1999 with Sixth & Virginia Properties and Connect Northwest LLC in respect to an office located at 2001 Sixth Avenue, Suite 705, Seattle for approximately 210 square feet of office space. The term of the lease ended on June 30, 2001. The monthly rent was $1299 US$ per month.

     On August 8th, 2001, the Company entered into a Lease Amendment Agreement with Sixth and Virginia Properties, in respect to this location. The term of the lease is for three years commencing September 1st, 2001 and ending on August 31st, 2004. The lease contains escalation clauses throughout the term. For the period between September 1st , 2001 and August 31st ,2003 the monthly net rent under this lease will be $1225 US$ per month. For the period between, and September 1s t, 2003 to August 31s t, 2004 the monthly net rent under this lease will be $1287 US$ per month.

Item 3.  Legal Proceedings

     Canada Post Litigation
     ----------------------

     On June 11, 1999, Canada Post Corporation filed a Statement of Claim in the Federal Court of Canada (Court File No. T-1022-99) in which it sought injunctive and unspecified monetary relief for the allegedly "improper" use by the Company's subsidiary, ePost Innovations, of certain marks and names which contain the component "post". On October 18, 1999, ePost Innovations filed its Defense and Counterclaim. In a motion heard November 24, 1999, Canada Post Corporation challenged certain parts of the Counterclaim and the Federal Court reserved judgment. On May 25, 1999, ePost Innovations filed a statement of Claim in the British Columbia Court (Court File No. C992649) seeking a declaration that the public notice of Canada Post Corporation's adoption and use of CYBERPOSTE and CYBERPOST on November 18, 1998 and December 9, 1998 respectively, did not affect the Company's use of CYPOST and ePost Innovations as trademarks and trade-names prior to said dates. ePost Innovations sought summary judgment for such a declaration and on September 14, 1999, the BC Court rejected summary judgment on the basis that no right of the Company was being infringed and that a trial of the issues was more appropriate. There was no pre-trial discovery (except to the extent that some was done as part of the summary judgment application).

     Canada Post was seeking relief in the form of preventing ePost Innovations from using trademarks, trade names or brand names and did not seek monetary damages.

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

The Company has complied with all terms of  the  Settlement  Agreement.

     Berry Litigation
     ----------------

     On March 31, 2000, the Company commenced suit in the Supreme Court of British Columbia, Action #S001822, Vancouver Registry against Tia Berry (the "Tia Action"), the wife of Steven Berry ("Berry"), the former President and Chief Executive Officer of the Company. In the Tia Action, the Company claims $42,516 (CDN) from Tia Berry on account of monies paid to her by the Company which she was not entitled to receive. Tia Berry has filed a Statement of Defense in the Tia Action in which she alleges that the payments which she received from the Company were to reimburse her for business expenses which she had charged to her credit cards on behalf of Berry. An Examination for Discovery of Sandra Lynn Warren took place on February 19, 2002 in conjunction with this action. The Tia Action has not yet been set for trial.

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

     On May 19, 2000 CyPost and ePost Innovations commenced suit in the Supreme Court of British Columbia, Action #S002798, Vancouver Registry, against Berry and his wife, Tia Berry (the "BC Action"). In the BC Action, the Company seeks an order directing Berry to return the 600,000 Contingent Shares to the Company for cancellation for an order entitling the Company to cancel the same on the basis that Berry did not fulfill the employment conditions which were the condition precedent to his becoming the beneficial owner of the Contingent Shares.

     In the BC Action, the Company also claims at least Cdn$800,000 from Berry on account of breach of fiduciary duty, negligence, breach of statutory duties and breach of contract arising from Berry's failure to properly carry out his employment responsibilities. In the BC Action, the Company also claims Cdn$34,013 from Berry and Tia Berry on account of conspiracy to defraud and injure the Company and ePost Innovations by causing certain personal expenses to be paid by the Company rather than by Berry and Tia Berry personally. The Company also claims punitive and exemplary damages from Berry and Tia Berry in the BC Action. The trial date has been set for Monday, January 20, 2003.

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

     The issues raised by Berry and the Company in the New York Action will be litigated in the BC Action together with the further issues raised by the Company in the BC Action. The Company feels that Berry's claims in the New York Action were without merit and that the Company will be successful in obtaining an order declaring that Berry's 600,000 Contingent Shares be cancelled and further entitling the Company to substantial damages, although no assurance can be given that this will be the case. The Company will vigorously pursue its position in all respects.

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

     In the Berry Action, the Plaintiffs seek a declaration that Berry is entitled to the 600,000 Contingent Shares and claim unspecified damages which are estimated at Cdn$2,000,000 based on the Statement of Claim. They also claim punitive or aggravated damages and costs. The Company believes that the allegations in the Berry Action are without merit and they will be vigorously defended. An Examination for Discovery of Kelly Shane Montalban took place over two days on January 31, 2002 and February 1, 2002 in conjunction with this action.

     The Tia Action, the BC Action and the Berry Action may be consolidated for the purposes of trial due to the fact that there are numerous issues of fact and law which are common to all of these actions.

     A loss by the Company of the claim for monetary damages would have a material adverse effect on the Company's future results of operations, financial condition and liquidity; however, the Company does not expect to lose this action and believes additionally that it would be able to negotiate reasonable payment terms should it lose this suit.

     The Company has entered into negotiations to settle outstanding litigation. On February 5, 2002, counsel for Steven and Tia Berry presented to counsel for the Company an offer to settle the Tia Action, the BC Action, the Berry Action and the Montalban Action ("All Actions"). On March 4, 2002, counsel for the Company sent to counsel for Steven and Tia Berry a counter-offer to settle All Actions. On March 12, 2002, counsel for the Company received a letter for Steven and Tia Berry rejecting the counter-offer to settle of March 2, 2002. The Company has entered into settlement negotiations motivated by the best interests of the Company but without any admission of liability.

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

     On November 8, 2001 NetRover entered into a Settlement Agreement ("Settlement") with WorldCom. The parties have agreed to a settlement of Cdn$91,000, which have been paid in three installments.

The Company has complied with all terms of the Settlement Agreement.

     DOMINION ACTION

     On September 13, 2001, Dominion Information et al ("Dominion") commenced suit in the Supreme Court of British Columbia, Action # S015127, Vancouver Registry (the "Dominion Action") against Hermes Net Solutions, CyPost Corporation and Stephen Choi, a former shareholder, director and secretary of Hermes Net Solutions until June 30, 1999. As of June 30, 1999, Hermes was a wholly owned subsidiary of CyPost Corporation. In the Dominion Action, Dominion claims $19,339 (CDN) from the defendant Hermes Net Solutions pursuant to an agreement whereby Dominion published advertisements on behalf Hermes Net Solutions. In the alternative, Dominion claims that CyPost Corporation was unjustly enriched by the amount claimed. The defendants Hermes Net Solutions and CyPost Corporation filed a Statement of Defense in the Dominion Action in which they state that the defendant Stephen Choi did not have authority to enter any agreement on their behalf. Furthermore, the Statement of Defense denies the existence of an agreement, any benefit from an agreement or any unjust enrichment from an agreement.

     On February 16, 2002, settlement terms were proposed by Dominion. Hermes Net Solutions and CyPost Corporation decided it would be in their best interest to settle this litigation by making a lump sum payment and twelve monthly payments commencing April 1, 2002 and to March 1, 2003. When Hermes Net Solutions has completed the payment schedule in March, 2003, Dominion will file the Consent Dismissal Order, dismissing the Dominion Action.

     CNW ACTION

     On January 14, 2002, Connect Northwest Internet Services, LLC, a Washington limited liability company, d/b/a Skagit County Networking LLC ("CNW") commenced suit in the Superior Court of Washington for King County, Case No. 02-2-01906-4SEA, against CyPost Corporation (the "CNW Action"). In the CNW Action, CNW claims $30,529 (U.S.) plus interest, costs and attorney's fees from the Company on account of monies owing pursuant to an asset purchase agreement of October 27, 1999.

     On February 13, 2002, the Company was able to settle this litigation. The Company agreed to make a lump sun payment of $6,000 U.S. to CNW by February 28, 2002 followed by payments of $4,000 U.S. on the 15th of each month thereafter until August 15, 2002 for a total payment of $30,000 U.S. Once the Company has made its final payment on August, 15, 2002, CNW will dismiss the action.

     TAMI HELEN ALLAN

     On November 2, 2001, Tami Helen Allan ("Allan") commenced suit in the Ontario Superior Court of Justice of Chatham-Kent, against NetRover Inc., CyPost Corporation, Robert Sendoh, Kelly Shane Montalban, Angela Belcourt and J. Thomas
W. Johnston (the "Allan Action"). In the Allan Action, Allan claims that as a result of the wrongful termination of Allan's employment, Allan has sustained damages including loss of salary in the amount of $600,000 (CDN).

     On November 9, 2001 the Company filed a Notice of Defense. At the date of this filing, the litigation remains at the pleadings stage. Management of the Company intends to vigorously defend the case.

     . A loss by the Company of the claim for monetary damages would have a material adverse effect on the Company's future results of operations, financial condition and liquidity; however, the Company does not expect to lose this action and believes additionally that it would be able to negotiate reasonable payment terms should it lose this suit.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Due to an amendment to the Company's article of incorporation on January 29, 2002, the authorized capital stock of the Company currently consists of 205,000,000 shares, of which 200,000,000 shares are designated as Common Stock and 5,000,000 shares are designated as Preferred Stock, par value $.001 per share. On September 24, 1999, the Company effected a 3-for-2 split of its shares of Common Stock. All share amounts stated in this filing have been adjusted retroactively to give effect to this stock split.

     The Company's Common Stock was first listed on the Over the Counter Bulletin Board ("OTCBB") on September 24, 1998, under the symbol "POST." Prior to that time, there was no market for the Company's Common Stock.

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

     The table below sets forth, for the periods indicated, the high and low bid prices of the Common Stock, for the period January 1, 2000 through December 31, 2001, as reported by Yahoo! Historical Prices.

                         2001                        2000
                 --------------------        --------------------
                 High Bid     Low Bid        High Bid     Low Bid

1st Quarter       $0.52        $0.06          $4.50         $3.00

2nd Quarter       $0.53        $0.07          $3.25         $0.75

3rd Quarter       $0.11        $0.05          $0.91         $0.05

4th Quarter       $0.35        $0.03          $0.73         $0.16


     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     There were approximately 96 record holders of the Company's Common Stock as of March 5, 2002.

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

     On June 8, 2000, the Company issued 785,455 shares of its common stock to the selling stockholders of Playa as partial payment of the purchase price $3,000,000 in connection with the Company's acquisition of that company. See
Note 3 to "Notes to Consolidated Financial Statements - Acquisition of Playa Corporation".

     On August 1, 2000, the Company issued an aggregate 129,500 shares of its common stock in an aggregate amount of $76,897 to seven employees at the closing price of $0.5938 per share on July 17, 2000 in consideration for their providing certain services to the Company from June 16, 2000 through July 15, 2000. Subsequently 10,000 of these shares were canceled. For purposes of financial statement presentation, those shares were deemed canceled as of October 1, 2000.

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

     On October 1, 2000, the Company accrued the issuance of an aggregate 27,500 shares of its common stock in an aggregate amount of $8,800 to three employees and one consultant at the closing price of $0.32 per share in consideration for their providing certain services to the Company. Subsequently in the first quarter 2001, 25,000 of these shares were issued and 2,500 shares were issued in the second quarter 2001. For purposes of financial statement presentation, all shares were deemed issued as of October 1, 2000.

     On December 29, 2000, the Company accrued the issuance of 2,500 shares of its common stock in an aggregate amount of $450 to a consultant at the closing price of $0.18 per share in consideration for his providing certain services to the Company. As of December 31, 2000, these shares were not issued, however for purposes of financial statement presentation, all shares were deemed issued as of December 29, 2000. These shares were issued in 2001

     On March 31, 2001, the Company reflected the issuance of 2,500 shares of its common stock in an aggregate amount of $1,275 to one consultant at the closing price of $0.51 per share in consideration for his providing certain services to the Company. These shares were issued on May 16, 2001, however for purposes of financial statement presentation, all shares were deemed issued as of March 31, 2001.

     On November 16, 2001, the Company issued 1,000,000 shares of its common stock in an aggregate amount of $85,000 to Adam Gottbetter at the closing price of $0.085 per share in consideration for his providing legal services to the Company.

     On December 11, 2001, the Company issued 400,000 shares of its common stock in an aggregate amount of $100,000 to Martin and Associates at the closing price of $0.25 per share in consideration of them providing legal services to the Company.

     On December 11, 2001, the Company issued 230,000 shares of its common stock in an aggregate amount of $57,500 to Andrew Stack, LLP at the closing price of $0.25 per share in consideration of them providing legal services to the Company.

     Stock Options

     On January 10, 2001, the Company issued an option to purchase 1,000,000 shares of the Company's common stock to Robert Adams, who, at such time, was serving as President, Chief Operating Officer, Secretary, Treasurer and Director of the Company. On that date, the Company also issued an option to purchase 125,000 shares of the Company's common stock to Tami Allan, who, at that time was serving as Vice President of North American Operations of the Company. The exercise price of each option is $.10 per share and vests over time. The options were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions by an issuer not involving a public offering. Mr. Adams and Ms. Allan are no longer employees of the Company. On December 10, 2001, Mr. Adams gave notice to the Company indicating that he wished to exercise 2,500 options pursuant to the non-qualified stock option agreement. On January 2002 2,500 shares were issued to Mr. Adams. Unvested options for Mr. Adams in the amount of 500,000 have been cancelled.

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

     During 2001, the Company continued to streamline and consolidate its ISP Services operations to enhance efficiency and reduce operating expenses. The Company has embarked on a program to centralize ISP Services to the greatest extent possible, as follows:

     o Customer Support. During early 2001, the Company began consolidating all aspects of customer support (including end user technical issues) for its Oregon ISP customers into the Chatham, Ontario facility. The Washington state ISP customer support is handled in the Mt. Vernon office.

     o Billing and Collections. In early 2001 the billing and collections for the Oregon ISP customers were consolidated into the Chatham facility, billing and collections for the Washington ISP Services customers is expected to be consolidated in Q2 2002.

     o Network Operations. The Company has two regionally-based maintenance and repair teams. A team based in Toronto provides primary monitoring and repair of all servers and routers covering all Canadian ISP Services customers and provides overflow assistance to the Pacific Northwest, while a Seattle team provides primary monitoring and repair of all servers and routers covering all of the US ISP Services customers and provides overflow assistance to Canada.

     The Company is also consolidating Web hosting and dedicated services into Toronto, a process which began in late-2000 and is expected to be completed by Q2 -2002. Other ISP Services such as e-mail and user authentication (i.e., customer security) will continue to be handled from regional data centers. Beginning in early 2001, all new Web hosting customers, wherever located, were hosted from Toronto. The Company is also considering implementing other consolidated services to achieve greater efficiency and cost savings.

     On January 31, 2000, the Company suffered a fire loss at its Etobicoke (suburban Toronto), Ontario facility. The loss was completely covered by insurance. During the fiscal year ended December 31, 2001 and 2000, the Company received net proceeds from fire insurance in the amount of $11,449 and $228,966, respectively.

     During Q4 of 2001, the Company signed an agreement with Dialup USA Inc, a leading ISP wholesale aggregator, to provide nationwide 56K dialup access to potentially over 5600 points of presence (POP's) in the United States.

     Also during Q4, the Company launched NetRoverUSA Online Inc, a national ISP operating in the United States offering consumers a reliable, affordable alternative to the "Bigger ISP's".

Results of Operations for the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Substantially all of the Company's revenue was earned from ISP Services during the fiscal year ended December 31, 2001. The Company generated net revenue of $3,706,386 during fiscal 2001, compared to $4,595,823 during fiscal 2000. This decrease is primarily due to the discontinuation of Playa Corporation during the fourth quarter of 2000, a decrease in marketing related activities, and the softening of technology related sector spending.

     Direct costs, which consist primarily of telecommunications charges associated with providing Internet connection services to customers, were $1,858,619 during fiscal 2001, compared to $2,138,456 during fiscal 2000. The decrease results primarily reflect the renegotiation of several telecommunication contracts to the Company's benefit.

     Selling, general and administrative expenses were $2,655,940during fiscal 2001, compared to $3,599,690 during fiscal 2000. The decrease in such expenses during fiscal 2001 results primarily from a further reduction in salaries and benefits, consolidation of the operation of the Company's ISP businesses and a decrease in marketing related activities.

     Amortization and depreciation was $2,151,090 during fiscal 2001, compared to $2,859,519 during fiscal 2000. The decrease in such expenses during fiscal 2001 is primarily due to the discontinuation of Playa Corporation during the fourth quarter of 2000.

     The Company had interest expense in the amount of $117,935 during fiscal 2001, compared to $2,113,570 during fiscal 2000. The amount expensed in fiscal 2000 consists of (i) a beneficial conversion feature in the amount of $1,962,500 attributable to renegotiation of the conversion feature of loans made to the Company by Blue Heron Venture Fund Ltd. ("Blue Heron"), which loans are unsecured, bear interest at 8% per annum and are payable on demand and (ii) interest expense in the amount of $151,070 attributable to interest for Blue Heron and Pacific Gate Capital Corporation ("Pacific Gate"), another of the Company's lenders.

     On June 18, 2001 at the request of Blue Heron Venture Fund, Ltd. (Blue Heron), Blue Heron Notes in the aggregate principal amount of $2,085,000 were cancelled and on June 19, 2001 new promissory notes (the "Blue Heron Shareholder Notes") in the aggregate principal amount of $2,319,788 were issued to the shareholders of Blue Heron and Blue Heron's fund manager, Monet Management Group Ltd. See "Exhibits 2.2 through 2.8" below. The principal amount of the Blue Heron Shareholder Notes was comprised of the $2,085,000 principal amount of the Blue Heron Notes and the $234,788 in interest due on the Blue Heron Notes at the time of cancellation. The Blue Heron Shareholder Notes were unsecured and were payable on demand. $2,085,000 in principal amount of the Blue Heron Shareholder Notes bore interest at 8% per annum. The balance of the Blue Heron Shareholder Notes did not provide for the payment of interest.

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

     On October 1, 2001 the Company entered into a consulting agreement with Pacific Gate Capital Corporation for a one year period in the amount of $27,750 minimum per month for providing certain services to the Company. This agreement was subsequently cancelled. In the year 2001 the consulting payments reduced the principal amount owing by Mr. Montalban in the amount of $109,211 by $53,250.

     The Company has accrued interest of $1,237 for the period September 20 to December 31, 2001. See "Liquidity and Capital Resources" below.

     The Company had a net loss of $570,352, or $.03 per share, for the fiscal year ended December 31, 2001, compared to a net loss of $8,288,879, or $.39 per share, for the fiscal year ended December 31, 2000. The decrease in net loss was primarily a result of the increase in other revenue due to a recovery of short swing profits from a principal shareholder as well as a decrease in direct costs; selling, general and administrative expenses; amortization and depreciation; and interest expense. The loss from operations in fiscal 2000 was augmented by the write off of certain assets, and partially offset by net proceeds from fire insurance and gain on sale of CyPost KK. During the quarter ended December 31, 2000, the Company abandoned Playa's business, resulting in a loss of $2,201,253, and wrote off its impaired Software Products assets in the amount of $128,726. During fiscal 2000, the Company recognized gain on the sale of CyPost KK in the amount of $36,202 and received net proceeds from fire insurance in the aggregate amount of $228,966, in connection with a fire suffered at the Etobicoke (suburban Toronto), Ontario facility in January 2000.

Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss for the year ended December 31, 2001 of $570,352, compared to a net loss for the year ended December 31, 2000 of $8,288,879. For the year ended December 31, 2001, the Company had a working capital deficit of $1,409,518, which is primarily due to the Company's general operating activities and professional fees. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

     During the fiscal year ended December 31, 2000, the Company borrowed an additional $1,210,000 from Blue Heron, resulting in an aggregate outstanding principal amount of the loans of $2,085,000 as of December 31, 2000. The loans were unsecured, bore interest at 8% per annum, and the principal and accrued interest were due on demand. The lender had the option to withdraw its offer to lend at any time and to convert the loans into shares of common stock of the Company. As of December 31, 2001, pursuant to the September 20, 2001 Montalban Settlement Agreement, the loan balance was canceled and deemed to have been paid in full.

     During the fiscal year ended December 31, 2000, the Company borrowed an aggregate $125,000 from Pacific Gate, of which amount $25,000 was outstanding on December 31, 2000. The loan was unsecured, bore interest of 8% per annum, and the principal and accrued interest were due on demand. As of December 31, 2001, pursuant to the September 20, 2001 Montalban Settlement Agreement, the loan balance was canceled and deemed to have been paid in full.

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

     On October 1, 2001 the Company entered into a consulting agreement with Pacific Gate Capital Corporation for a one year period in the amount of $27,750 minimum per month for providing certain services to the Company. This agreement was subsequently cancelled. In the year 2001 the consulting payments reduced the principal amount owing by Mr. Montalban in the amount of $109,211 by $53,250.

     In connection with the acquisition of Playa, the Company assumed certain loans payable by Playa. As of September 30, 2000, the last date for which financial statements for Playa were available, the aggregate outstanding principal amount of the loans was $608,392. This loan balance has been written off in connection with the abandonment of Playa's business. See Note 3 to "Notes to Consolidated Financial Statements - Acquisition of Playa Corporation".

     During its period of ownership of CyPost KK, the Company loaned CyPost KK $64,764 and CyPost KK paid certain expenses on behalf of the Company in the amount of $25,542, leaving a balance of $39,222 owed by CyPost KK to the Company at the time of sale. In connection with the sale by the Company of all of its interest in CyPost KK, the Company canceled the net outstanding balance of $39,222 in loans made by the Company to CyPost KK and CyPost KK canceled $39,222 in loans made by CyPost KK to Playa. At September 30, 2000, the last date for which financial statements for Playa were available, there was a balance of $168,062 owed by Playa to CyPost KK. This loan balance has been written off in connection with the abandonment of Playa's business. See Note 3 to "Notes to Consolidated Financial Statements - Acquisition of Playa Corporation".

     The Company's cash position on December 31, 2001 decreased to $73,124, compared to $250,631 on December 31, 2000. This decrease is primarily due to the Company not borrowing additional funds during the fiscal year ended December 31, 2001.

     The Company's net cash used in operating activities totaled $(91,885) during the fiscal year ended December 31, 2001, compared to $(925,162) during the fiscal year ended December 31, 2000. The decrease in cash used from operations is due to the Company's mandate of reducing its direct costs and selling, general and administrative expenses in order to bring the Company's expenses in line with its revenues.

     The Company's net cash used in investing activities totaled $61,388 during the fiscal year ended December 31, 2001, compared to $569,521 during the fiscal year ended December 31, 2000. This decrease is primarily due to the Company not being as aggressive as previous years in acquisitions.

     Capitalized software development costs during the fiscal year ended December 31, 2000 totaled $87,431. The Company has written off its Software Products assets. See Part I, Item 1, "Description of Business - Software Products Business"

     The Company did not receive any proceeds from financing activities during the fiscal year ended December 31, 2001, compared to the financing activities during the fiscal year ended December 31, 2000 which consisted of $1,413,589 of gross loan proceeds provided by Blue Heron, CyPost KK management and Pacific Gate. As of December 31, 2001, pursuant to the September 20, 2001 Montalban Settlement Agreement, the loan balance was canceled and deemed to have been paid in full. See "Liquidity and Capital Resources" above.


Item 7.  Financial Statements

     The Consolidated Financial Statements of the Company are submitted as a separate section of this Annual Report on Form 10-KSB commencing on Page F-1 immediately following Part III of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth certain information concerning the directors and executive officers of the Company as of March 31 2002:

        Name             Age     All Positions with the Company

J. Thomas W. Johnston     60     Chairman of the Board

Javan Khazali             38     Managing Director, Director and Treasurer

Sandra Lynn Warren        35     President, Director and Secretary


     J. Thomas W. Johnston joined the Company as a Director on January 17, 2000 and was elected Chairman of the Board November 5, 2001. Mr. Johnston retired at the end of October 2001 as an airline pilot for Canadian Airlines, now known as Air Canada, and served more than 35 years in that capacity, including 29 years of service as a Captain. Mr. Johnston has also been active in representing the airline pilot's association in a number of high-level capacities, primarily in the fields of industrial relations, contract negotiations and administration, and has been involved in many high-level contract settlements.

     Javan Khazali became Managing Director on February 20, 2002. Mr. Khazali joined the Company in July of 2001 as Vice President of Administration and was elected Director and Treasurer February 8, 2002. With extensive experience in the services sector, Mr. Khazali is responsible for the day to day operations of CyPost, including the development and continuing management of our business and training programs. Mr. Khazali has held various senior management positions including (i) Operation Manager for 10 high-end chain restaurants in the U.S. and Canada, (ii) Director of Operations for nine restaurants where he was responsible for supervision of 300 plus employees, and (iii) most recently as Managing Partner of two local restaurants where he was responsible for supervision of 45 employees.

     Sandra Lynn Warren has been with the Company for more than three years and became a Director on October 12, 2001 and was appointed as President on October 30, 2001. Ms. Warren was appointed as Secretary on February 8, 2002. She has a diverse background in office and administrative management. Mrs. Warren has worked in administration and accounting in a variety of industries including print media, hospitality and group insurance. Mrs. Warren's responsibilities include handling internal accounting matters, overseeing SEC filings, interacting with our legal counsel and independent accountants, and serving as our contact person for dealings involving the listing and sale of the Company's stock

     Robert Sendoh served as Chairman of the Board since the Company's inception on September 5, 1997 until November 5, 2001 and continued as a Director until February 8, 2002. On January 17, 2000, Mr. Sendoh succeeded Steven M. Berry as Chief Executive Officer and resigned from that position on August 31, 2000.

     Angela Belcourt joined CyPost in 2000, and was appointed President June 8, 2001. Ms. Belcourt resigned as a Director from the Company for health reasons on October 12, 2001, and President on October 30, 2001.

     Robert Adams served as a Director, President, Chief Operating Officer, Secretary and Treasure of the Company from July 25, 2000 to June 8, 2001. Mr. Adams did not furnish the Company any correspondence requesting disclosure of any matter concerning his resignation as a Director, President, Chief Operating Officer, Secretary and Treasurer of the Company. Mr. Adams resigned from all positions with the Company September 28, 2001.

     Tami Allan served as Vice President of North American Operations for the Company from July 25, 2000 to August 2, 2002. Ms. Allan was terminated from the Company, see Part I, Item 3, "Legal Proceedings".

     The present term of each director expires at the next Annual Meeting of Stockholders of the Company. Executive officers are elected at the Annual Meeting of the Board of Directors held immediately following the Annual Meeting of Stockholders and serve at the pleasure of the Board of Directors.

     Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from January 1, 2001 through December 31, 2001, all directors, executive officers and greater than 10% beneficial owners complied with all
Section 16(a) filing requirements applicable to them.

Item 10. Executive Compensation

     Cash Compensation

     The following table sets forth compensation paid or awarded by the Company during each of the fiscal years ended December 31, 2001 and December 31, 2000 to all the persons that served as the Company's Chief Executive Officer. No executive officers of the Company received compensation in excess of $100,000 during the fiscal year ended December 31, 2001:

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

                                                                Long Term
                                   Annual Compensation        Compensation

                                         Restricted Stock
Name and Principal Position        Year      Salary              Awards

Robert Sendoh (1),                 2000     $ 44,115           75,000(2)
  Former Chairman of the Board     2001     $  3,770
  And Former Chief Executive
  Officer

Robert Adams (3),            -    2000      $ 46,704
  Former President and            2001      $ 36,072          500,000(4)
  Former Chief Operating Officer

Angela Belcourt,(5)               2001      $ 22,246
  Former President                2000      $ 15,302           35,000(6)

Sandra Warren, (7)                2001      $ 41,706
  President                       2000      $ 30,167           25,000(8)

Steven M. Berry(9),               2000      $  5,207
Former Executive Officer, Chief
Operating Officer and President


The Company does not have written employment agreements with any of its Officers. The Company currently does not have any key person insurance.

------------

(1) Mr. Sendoh was Chairman of the Company from September 5, 1997 until November 5, 2001 and continued as a Director until February 8, 2002. Mr. Sendoh was Chief Executive Officer of the Company from January 17, 2000 through August 31, 2000.

(2) On August 1, 2000, Mr. Sendoh received 75,000 shares of the Company's Common Stock, valued at $.5938 per share, for his service as a director of the Company from June 16, 2000 through July 15, 2000.

(3) The Company has not had a Chief Executive Officer since August 31, 2000. Mr. Adams served as President and Chief Operating Officer of the Company from July 25, 2000 to June 8, 2001. Mr. Adams resigned from all positions with the Company on September 28, 2001.

(4) Pursuant to the non-qualified stock option agreement, Mr. Adams has a total of 500,000 shares vested, which he may exercise at $0.10 per share for a period of twelve (12) months after he ceased being an employee, expiring on September 28, 2002.

(5) Ms. Belcourt was appointed President June 8, 2001. Ms. Belcourt resigned as a Director from the Company for health reasons on October 12, 2001, and subsequently resigned as President on October 30, 2001.

(6) On August 1st, 2000, the Company issued 35,000 shares of its common stock to Ms. Belcourt, valued at $0.5938 per share in consideration for providing certain services to the Company from June 16, 2000 through July 15, 2000.

(7) Ms. Warren became a Director on October 12, 2001 and was appointed as President on October 30, 2001. Ms. Warren was appointed as Secretary on February 8, 2002.

(8) On August 1st, 2000, the Company issued 25,000 shares of its common stock to Ms. Warren, valued at $0.5938 per share in consideration for providing certain services to the Company from June 16, 2000 through July 15, 2000.

(9) Mr. Berry became Chief Executive Officer of the Company on January 4, 1999, and served in that capacity until his resignation on January 17, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to all persons, or groups of persons, known by the Company to own beneficially more than five percent of the Common Stock of the Company, and as to the beneficial ownership thereof of the directors and executive officers of the Company, individually and as a group, all as at January 14, 2002:

Name and Address of                       Shares            Percentage
 Beneficial Owner                     Beneficially Owned    Ownership

Kelly Shane Montalban(2)                   2,116,957          9.13%
P.O. Box 700, Lions Bay
Vancouver, British Columbia  V0N 2E0
Canada

Robert Sendoh                                355,000          1.53%
900-1281 West Georgia Street
Vancouver, British Columbia  V6E 3J7
Canada

J. Thomas W. Johnston (1)                    206,000           .89%
900-1281 West Georgia Street
Vancouver, British Columbia  V6E 3J7
Canada

Sandra Lynn Warren                            20,000           .08%
900-1281 West Georgia Street
Vancouver, British Columbia  V6E 3J7
Canada

Javan Khazali                                 41,000           .17%
900-1281 West Georgia Street
Vancouver, British Columbia  V6E 3J7
Canada

All Directors  and Executive                 622,000          2.68%
Officers as a Group (4
Persons)

(1) Includes 25,000 shares owned by Mr. Johnston's wife and an aggregate of 75,000 shares owned in trust for Mr. Johnston's three daughters.

(2) Includes 7,500 shares owned by Mr. Montalban's wife and 7,500 shares owned in trust for Mr. Montalban's daughter.

Item 12. Certain Relationships and Related Transactions

     The Company has obtained most of its financing through Blue Heron Venture Fund Ltd. ("Blue Heron"), a corporation in which Kelly Shane Montalban may be deemed to have an "indirect pecuniary" interest as a result of his status as fund manager for Blue Heron. Blue Heron and Mr. Montalban are principal stockholders of the Company. Blue Heron may be deemed to be an affiliate of Pacific Gate, another of the Company's lenders, in which Mr. Montalban is the sole stockholder, sole director and sole officer. Blue Heron loans were unsecured and were convertible into Common Stock at the lender's option, in which case Blue Heron would waive its right to be paid interest. The balance of these loans as of December 31, 2001 and 2000 are $0 and $2,085,000, respectively.

     During the fiscal year ended December 31, 2000, the Company borrowed an aggregate $125,000 from Pacific Gate Capital Ltd. ("Pacific Gate"), of which amount $25,000 was outstanding on December 31, 2000. These loans bear interest at 8% per annum and are payable on demand. The balance of these loans as of December 31, 2001 is $0.

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

     On October 1, 2001 the Company entered into a consulting agreement with Pacific Gate Capital Corporation for a one year period in the amount of $27,750 minimum per month for providing certain services to the Company. This agreement was subsequently cancelled. In the year 2001 the consulting payments reduced the principal amount owing by Mr. Montalban in the amount of $109,211 by $53,250.

PART IV

Item 13. Exhibits and Reports on Form 8-K

     (a)  List of documents filed as part of this Report

1.   FINANCIAL STATEMENTS INCLUDED IN ITEM 7:

Independent Auditors' Report                                               F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000               F-2

Consolidated Statements of Operations for the years ended
     December 31, 2001 and 2000                                            F-3

Consolidated Statements of Cash Flows for the years ended
     December 31, 2001 and 2000                                            F-4

Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2001 and 2000                                            F-5


Notes to the Consolidated Financial Statements                             F-6


2.   EXHIBITS:

     The following exhibits listed are filed as part of this Report:

      Exhibit
         No.      Description

Exhibit
No.              Description

10.1 Promissory Notes executed by CyPost Corporation dated June 19, 2001; in favor of James A. Mylock, JR.

10.2 Promissory Notes executed by CyPost Corporation dated June 19, 2001; in favor of Amanda E. Johnson.

10.3 Promissory Notes executed by CyPost Corporation dated June 19, 2001; in favor of John M. Peragine.

10.4 Promissory Notes executed by CyPost Corporation dated June 19, 2001; in favor of Joseph A. Fiore.

10.5 Promissory Notes executed by CyPost Corporation dated June 19, 2001; in favor of Berkshire Capital Management Co., Inc.

10.6 Promissory Notes executed by CyPost Corporation dated June 19, 2001; in favor of Bayshore Trading LTD.

10.7 Promissory Notes executed by CyPost Corporation dated June 19, 2001; in favor of Kelly Shane Montalban.

10.8 Settlement Agreement dated as of September 20, 2001 between CyPost Corporation and Kelly Shane Montalban. regarding violations of Section 16(b) of the Securities Exchange Act of 1934.

10.9 Promissory Note executed by CyPost Corporation dated September 2001; in favor of CyPost Corporation.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: April 12, 2002                 CYPOST CORPORATION




                By:  /s/  Javan Khazali
                   -----------------------------------
                   Javan Khazali
                   Managing Director, Treasurer, Principal Financial, Executive, and Accounting Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of registrant and in the capacities indicated and on the dates indicated.

Name                                 Title                            Date

/s/  J. Thomas W. Johnston     Chairman of the Board              April 12, 2002
--------------------------     and Director
J. Thomas W. Johnston

/s/  Javan Khazali             Managing Director                  April 12, 2002
--------------------------     Treasurer, Principal Financial,
Javan Khazali                  Executive, Accounting Officer
                               and Director

                       CYPOST CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report                                                F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000                F-2

Consolidated Statements of Operations for the years ended
     December 31, 2001 and 2000                                             F-3

Consolidated Statements of Cash Flows for the years ended
     December 31, 2001 and 2000                                             F-4

Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2001 and 2000                                             F-5


Notes to the Consolidated Financial Statements                              F-6

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CyPost Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of CyPost Corporation and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standard generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                       GOOD SWARTZ BROWN & BERNS LLP.


Los Angeles, California
April 1, 2002
                                      F-1

                                 CYPOST CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                     DECEMBER 31, 2001 AND 2000


                                                                            2001           2000
                                                                        -------------  -------------
ASSETS

CURRENT ASSETS
   CASH                                                                 $     73,124   $    250,631
   ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
     DOUBTFUL ACCOUNTS of $76,405 & $71,368, RESPECTIVELY                    138,311        173,207
   INSURANCE PROCEEDS RECEIVABLE                                                   -         58,488
   PREPAID EXPENSES                                                           45,982        134,617
   NOTE RECEIVABLE & ACCRUED INTEREST                                         57,199              -
                                                                        -------------  -------------

   TOTAL CURRENT ASSETS                                                      314,616        616,943

 PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION                                                              501,565        751,020
 GOODWILL AND OTHER INTANGIBLES, NET OF
   ACCUMULATED AMORTIZATION of $4,134,376 & $2,302,528,  RESPECTIVELY      1,361,167      3,193,015
 DEPOSITS                                                                     92,609        115,917
 OTHER ASSETS                                                                  8,483          5,371
                                                                        -------------  -------------

                                                                        $  2,278,440   $  4,682,266
                                                                        =============  =============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   ACCOUNTS PAYABLE & ACCRUED LIABILITIES                                  1,275,586      1,026,666
   LOANS                                                                           -      2,110,000
   DEFERRED REVENUE                                                          448,548        640,483
                                                                        -------------  -------------

   TOTAL CURRENT LIABILITIES                                               1,724,134      3,777,149
                                                                        -------------  -------------

 COMMITMENTS AND CONTINGENCIES (NOTE 11)

 STOCKHOLDERS' EQUITY
   SHARE CAPITAL
        AUTHORIZED
     5,000,000 PREFERRED STOCK WITH A PAR VALUE OF $.001
     30,000,000 COMMON STOCK WITH A PAR VAUE OF $.001

        ISSUED AND OUTSTANDING
     PREFERRED STOCK - NONE                                                        -              -
     COMMON STOCK 23,189,493 - 2001, 21,556,993 - 2000, RESPECTIVELY          23,190         21,557
   PAID-IN CAPITAL                                                        14,289,686     14,047,544
   ACCUMULATED DEFICIT                                                   (13,767,358)   (13,197,006)
   CURRENCY TRANSLATION ADJUSTMENT                                             8,788         33,022
                                                                        -------------  -------------

   TOTAL STOCKHOLDERS' EQUITY                                                554,306        905,117
                                                                        -------------  -------------

                                                                        $  2,278,440   $  4,682,266
                                                                        =============  =============

  The accompanying notes are an integral part of these consolidated statements.

                       CYPOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                    2001          2000
                                                ------------  ------------

REVENUE                                         $ 3,706,386   $ 4,595,823

DIRECT COSTS                                      1,858,619     2,138,456
                                                ------------  ------------

                                                  1,847,767     2,457,367
                                                ------------  ------------
EXPENSES
  SELLING, GENERAL AND ADMINISTRATIVE             2,655,940     3,599,690
  AMORTIZATION AND DEPRECIATION                   2,151,090     2,859,519
                                                ------------  ------------

                                                  4,807,030     6,459,209
                                                ------------  ------------

LOSS FROM OPERATIONS                             (2,959,263)   (4,001,842)
                                                ------------  ------------

OTHER INCOME (EXPENSE)

  SECTION 16(b) SETTLEMENT                        2,498,449             -

  NET RECOVERY FROM FIRE INSURANCE                   11,449       228,966

  GAIN ON SALE OF INVESTMENT OF CYPOST KK                 -        36,202

  LOSS ON ABANDONMENT OF PLAYA OPERATIONS                 -    (2,201,253)

  IMPAIRMENT LOSS OF LONG LIVED ASSETS               (3,052)     (128,726)

  INTEREST EXPENSE, NET                            (117,935)   (2,113,570)
                                                ------------  ------------

  TOTAL OTHER INCOME (EXPENSE)                    2,388,911    (4,178,381)
                                                ------------  ------------

MINORITY INTEREST                                         -      (108,656)
                                                ------------  ------------

NET LOSS                                        $  (570,352)  $(8,288,879)
                                                ============  ============

BASIC LOSS PER SHARE                            $     (0.03)  $     (0.39)
                                                ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    21,719,418    21,182,796
                                                ============  ============

  The accompanying notes are an integral part of these consolidated statements.

                                  CYPOST CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                 2001          2000
                                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET LOSS                                                                   $  (570,352)  $(8,288,879)
  Adjustments to reconcile net loss to cash used by
      operating activities:
    Amortization and depreciation                                              2,151,090     2,859,519
    Bad debt expense                                                              38,615        60,866
    Section 16b settlement                                                    (2,498,449)            -
    Interest (income) expense                                                    120,294     1,962,500
    Net recovery from fire insurance                                             (11,449)     (228,966)
    Consulting fees offsetting note receivable                                    52,373             -
    Gain on sale of investment on CyPost KK                                            -       (36,202)
    Minority interest                                                                  -       108,656
    Loss on abandonment of Playa operations                                            -     2,201,253
    Impairment loss of long-live assets                                            3,052       128,726
    Casualty loss on equipment                                                         -         7,901
    Fair value of stock issued for services                                      243,775       332,353
    Currency translation adjustments on loss on abandonment                            -        60,501

  Changes in assets and liabilities
    Accounts receivable                                                           (3,719)         (885)
    Insurance receivable                                                          58,488       (58,488)
    Prepaid Expenses                                                              88,635        38,702
    Deposits                                                                      23,308      (115,917)
    Other assets                                                                  (3,114)       64,018
    Accounts payable and accrued liabilities                                     407,503       (35,160)
    Deferred revenue                                                            (191,935)       14,340
                                                                             ------------  ------------
NET CASH USED BY OPERATING ACTIVITIES                                            (91,885)     (925,162)
                                                                             ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                                              -      (592,454)
  Purchase of property and equipment                                             (72,837)     (338,602)
  Investment in software development                                                   -       (87,431)
  Proceeds from sale of investment in CyPost KK                                        -       220,000
  Gross proceeds received from insurance company                                  14,105       306,344
  Payment of insurance related claims                                             (2,656)      (77,378)
                                                                             ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                            (61,388)     (569,521)
                                                                             ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                                        -     1,413,589
  Loan repayment                                                                       -      (100,000)
                                                                             ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              -     1,313,589
                                                                             ------------  ------------

EFFECT OF EXCHANGE RATE CHANGES                                                  (24,234)       15,946
NET DECREASE IN CASH                                                            (177,507)     (165,148)
CASH, BEGINNING OF YEAR                                                          250,631       415,779
                                                                             ------------  ------------
CASH, END OF YEAR                                                            $    73,124   $   250,631
                                                                             ============  ============

NON-CASH TRANSACTIONS
  Common Stock issued for services and acquisitions                          $   243,775   $   332,353

  In lieu of collecting funds on the 16b settlement, the Company had related debt and all accrued interest cancelled totalling $2,389,238.
  The Company also recorded a note receivable for $109,211.

OTHER CASH INFORMATION
   Interest paid                                                             $         -   $    29,059
                                                                             ============  ============

   Taxes paid                                                                $         -   $         -
                                                                             ============  ============

The accompanying notes are an integral part of these consolidated statements.

                                          CYPOST CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                   ADDITIONAL                CUMMULATIVE
                                               COMMON STOCK          PAID-IN                 TRANSLATION
                                                  NUMBER    AMOUNT   CAPITAL      DEFICIT     ADJUSTMENT      TOTAL
                                                ----------  ------  ----------  ------------  -----------  ------------
BALANCE, DECEMBER 31, 1999                      20,246,480  20,246   8,814,002   (4,908,127)      17,076     3,943,197
   Issued for acquisition of Internet Arena         80,558      81     239,919                                 240,000
   Issued for acquisition of Playa Corporation     785,455     785   2,699,215                               2,700,000
   Issued for services/debt                         26,500      27      92,723                                  92,750
   Issued for services                             369,500     370     212,196                                 212,566
   Issued for services                              48,500      48      26,989                                  27,037
   Beneficial conversion feature on loans                            1,962,500                               1,962,500
   Cummulative translation adjustment                                                             15,946        15,946
   Net loss                                                                      (8,288,879)                (8,288,879)
                                                ----------  ------  ----------  ------------  -----------  ------------
BALANCE, DECEMBER 31, 2000                      21,556,993  21,557  14,047,544  (13,197,006)      33,022       905,117
   Issued for services                           1,000,000   1,000      84,000                                  85,000
   Issued for services                             400,000     400      99,600                                 100,000
   Issued for services                             230,000     230      57,270                                  57,500
   Issued for services                               2,500       3       1,272                                   1,275
  Cummulative translation adjustment                                                             (24,234)      (24,234)
   Net loss                                                                        (570,352)                  (570,352)
                                                ----------  ------  ----------  ------------  -----------  ------------
BALANCE, DECEMBER 30, 2001                      23,189,493  23,190  14,289,686  (13,767,358)       8,788   $   554,306
                                                ==========  ======  ==========  ============  ===========  ============

  The accompanying notes are an integral part of these consolidated statements.

                       CYPOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $13.8 million for the period from inception September 5, 1997 to December 31, 2001, has a working capital deficiency at December 31, 2001 of approximately $1.41 million, and requires additional financing for its business operations.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION

     The consolidated financial statements include the accounts of CyPost Corporation and its subsidiaries. The subsidiaries include, NetroverUSA Online Inc. (formerly known as ePost Innovations Inc.see Canada Post Litigation below), NetRover Inc., NetRover Office Inc., Hermes Net Solutions Inc., and Intouch.Internet Inc. Connect Northwest and Internet Arena are DBA of CyPost Corporation. In 2000, the subsidiaries also included CyPost KK and Playa Corporation. All the principal subsidiaries, except CyPost KK for a certain period of time during 2000, are wholly owned. Later in 2000, the Company sold its investment in CyPost KK and abandoned its investment in Playa Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

     FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company is U.S. dollars. Balance sheet accounts of international self-sustaining subsidiaries, principally Canadian, are translated at the current exchange rate as of the balance sheet date. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Dollar values in this consolidated financial statements are expressed in U.S. Dollars, unless indicated otherwise. On December 31, 2001 one Canadian Dollar (Cdn) was exchangeable for .62870 U.S. Dollars.

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

     At the end of 2001, the management of the Company assessed the useful life of these assets and determined that some of the assets were impaired. Therefore the Company has written off the net book value of these assets in the amount of $3,052.

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


     REVENUE RECOGNITION AND DEFERRED REVENUE

     The Company's primary source of operating revenue is earned from Internet connection services. For contracts which exceed one month, revenue is recognized on a straight-line basis over the term of the contract as services are provided. Revenues applicable to future periods are classified as deferred revenue.

     DIRECT COSTS

     Direct costs consist of telecommunications charges in respect to providing Internet connection services to customers. These costs are expensed as incurred.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred.

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

During 2000, the Company capitalized $87,431 of software development costs and amortized $98,240 of these costs including those capitalized in prior years. At the end of 2000, the management of the Company assessed the recoverability of the Company's software products assets and determined that this asset was impaired. Therefore, the Company has written off the net book value of this asset in the amount of $128,726.

     GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist primarily of customer lists and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the intangible assets which is estimated to be three years.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the aggregate of estimated future cash inflows less estimated future cash outflows, to be generated by an asset are less than the asset's carrying value. Future cash inflows include an estimate of the proceeds from eventual disposition. For purposes of this comparison, estimated future cash flows are determined without reference to their discounted present value. If the sum of undiscounted estimated future cash inflows is equal to or greater than the asset's carrying value, impairment does not exist. If, however, expected future cash inflows are less than carrying value, a loss on impairment should be recorded. Such a loss is measured as the excess of the asset's carrying value over its fair value. Fair value of an asset is the amount at which an asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

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

     STOCK-BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation under a fair value based method. Alternatively, stock-based employee compensation can be accounted for under APB No. 25, "Accounting for Stock Issued to Employees", under which no compensation is normally recorded if the issue price is equivalent to the fair market value.

     The Company has elected to follow the accounting provisions of APB No. 25 to account for its stock based employee compensation, and to furnish the pro forma disclosures required under SFAS No.123. For stock issued to non-employees, the Company records the fair value of the equity granted in compliance with SFAS No.123.

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

     RECLASSIFICATION

     Certain 2000 balances have been reclassified to conform to the current year's presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope to this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company will adopt SFAS 141 beginning January 1, 2002 and does not expect a material impact on the results of operations or financial position.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Under the new rules, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning January 1, 2002 and has not determined the impact on its results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assts. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Under SFAS 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 beginning January 1, 2002 and does not expect a material impact on its results of operations or financial position.

3.   ACQUISITIONS

     During 2000, the Company completed certain acquisitions of business and assets. These acquisitions are accounted for using the purchase method, and accordingly, these consolidated financial statements include the results of operations from the date of acquisition of each respective business.

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

     The acquisition has been accounted for by the purchase method of accounting. The purchase included goodwill and other intangibles of $3,665,778 which will be amortized on a straight-line basis over its estimated useful life of three years. Due to a number of factors, including without limitation, weak performance by Playa, the difficulties of operating one small Japanese company following the sale by the Company of CyPost KK, a former subsidiary of the Company, and the Company's own liquidity needs, in the fourth quarter 2000, the Company's management decided to abandon the business of Playa. In connection therewith, the Company has written off the assets of Playa in the net amount of $2,201,253 which is reflected as "Loss on abandonment of Playa operations", consisting of approximately $3,067,065 in actual assets, including the goodwill and approximately $865,812 of liabilities owed by Playa to various parties for which the Company does not believe it is liable. The year ending December 31, 2000 consolidated financial statements include the results of operations of Playa for the period from February 24, 2000 to September 30, 2000.
CYPOST KK

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

     On May 22, 2000, Access Media International, a company that is not affiliated with the Company, purchased 200 shares of CyPost KK from CyPost KK for 10,000,000 Yen, resulting in a reduction of the Company's interest in CyPost KK to 44%.

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

4.   PROPERTY AND EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property and equipment consist of the following:

                                   2001         2000
                                -----------  -----------
Office furniture                $   75,795   $  194,436
Leasehold improvement               21,080       14,360
Computer hardware and software   1,329,945    1,144,234
                                -----------  -----------
                                 1,426,820    1,353,030
Less accumulated depreciation     (925,254)    (602,010)
                                -----------  -----------
                                $  501,566   $  751,020
                                ===========  ===========

The depreciation expense charged to the operations for the years ended December 31, 2001 and 2000 was $319,242 and $179,263, respectively.

5.   GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consist of the following:

                                   2001          2000
                               ------------  ------------
Customer lists                 $ 3,663,000   $ 3,663,000
Goodwill                         1,832,543     1,832,543
                               ------------  ------------
                                 5,495,543     5,495,543
Less accumulated amortization   (4,134,376)   (2,302,528)
                               ------------  ------------
                               $ 1,361,167   $ 3,193,015
                               ============  ============

The amortization expense charged to the operations for the years ended December 31, 2001 and 2000 was $1,831,848 and $2,582,016, respectively.


6.   LOANS

Loans as of December 31, 2001 and 2000 consist of:

                               2001      2000
                               -----  ----------
Blue Heron Venture Fund, Ltd.  $   0  $2,085,000
Pacific Gate Capital               0      25,000
                               -----  ----------
                               $   0  $2,110,000
                               =====  ==========

     In 2000, loans from Blue Heron Venture Fund, Ltd were pursuant to two promissory note agreements ($2,000,000 and $10,000,000 loan facilities). The loans were unsecured, bore interest at 8% per annum, and the principal and accrued interest were due on demand. The lender had the option to withdraw its offer to lend at any time and to convert the loans into shares of common stock of the Company.

     At the commitment date of each of the promissory notes, the conversion price was less than the fair value of the common stock, hence a beneficial conversion feature is attributable to these convertible notes. The amount of this beneficial conversion feature is $1,962,500 and has been recorded as interest expense and additional paid-in-capital for the year ended December 31, 2000.

     The loan from Pacific Gate in the aggregate principal amount of $25000 was unsecured, bore interest of 8% per annum, and the principal and accrued interest were due on demand.

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

     On October 1, 2001 the Company entered into a consulting agreement with Pacific Gate Capital Corporation for a one year period in the amount of $27,750 minimum per month for providing certain services to the Company. This agreement was subsequently cancelled. In the year 2001 the consulting payments reduced the principal amount owing by Mr. Montalban in the amount of $109,211 by $53,250.

     The  Company  has  accrued  interest of $1,237 for the period September 20
to    December  31,  2001.

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

     On June 8, 2000, the Company issued 785,455 shares of its common stock to the selling stockholders of Playa as partial payment of the purchase price $3,000,000 in connection with the Company's acquisition of that company. See
Note 3 of this document.

     On August 1, 2000, the Company issued an aggregate 129,500 shares of its common stock in an aggregate amount of $76,897 to seven employees at the closing price of $0.5938 per share on July 17, 2000 in consideration for their providing certain services to the Company from June 16, 2000 through July 15, 2000. Subsequently 10,000 of these shares were canceled. For purposes of financial statement presentation, those shares were deemed canceled as of October 1, 2000.

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

     On October 1, 2000, the Company accrued the issuance of an aggregate 27,500 shares of its common stock in an aggregate amount of $8,800 to three employees and one consultant at the closing price of $0.32 per share in consideration for their providing certain services to the Company. Subsequently in the first quarter 2001, 25,000 of these shares were issued and 2,500 shares were issued in the second quarter 2001. For purposes of financial statement presentation, all shares were deemed issued as of October 1, 2000.

     On December 29, 2000, the Company accrued the issuance of 2,500 shares of its common stock in an aggregate amount of $450 to a consultant at the closing price of $0.18 per share in consideration for his providing certain services to the Company. As of December 31, 2000, these shares were not been issued, however for purposes of financial statement presentation, all shares were deemed issued as of December 29, 2000. These shares were issued in 2001

     On March 31, 2001, the Company reflected the issuance of 2,500 shares of its common stock in an aggregate amount of $1,275 to one consultant at the closing price of $0.51 per share in consideration for his providing certain services to the Company. These shares were issued on May 16, 2001.

     On November 16, 2001, the Company issued 1,000,000 shares of its common stock in an aggregate amount of $85,000 to Adam Gottbetter at the closing price of $0.085 per share in consideration for his providing legal services to the Company.

     On December 11, 2001, the Company issued 400,000 shares of its common stock in an aggregate amount of $100,000 to Martin and Associates at the closing price of $0.25 per share in consideration of them providing legal services to the Company.

     On December 11, 2001, the Company issued 230,000 shares of its common stock in an aggregate amount of $57,500 to Andrew Stack, LLP at the closing price of $0.25 per share in consideration of them providing legal services to the Company.

     STOCK OPTIONS

     On January 10, 2001, the Company issued an option to purchase 1,000,000 shares of the Company's common stock to Robert Adams, who, at such time, was serving as President, Chief Operating Officer, Secretary and Treasurer of the Company. On that date, the Company also issued an option to purchase 125,000 shares of the Company's common stock to Tami Allan, who, at that time was serving as Vice President of North American Operations of the Company. The exercise price of each option is $.10 per share and vests over time. The options were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions by an issuer not involving a public offering. Mr. Adams and Ms. Allan are no longer employees of the Company. On December 10, 2001, Mr. Adams gave notice to the Company indicating that he wished to exercise 2,500 options pursuant to the non-qualified stock option agreement. On January 2002 2,500 shares were issued to Mr. Adams. Unvested options for Mr. Adams in the amount of 500,000 have been cancelled.

     Information relative to stock option activity is as follows (in thousands);

     The following table summarized information concerning activity associated with the various option grants:

                                                Options  Exerisable Price
                                                -------  ----------------

Options outstanding at December 31, 1999              -   $            -

Options granted                                       -                -
Options exercised                                     -                -
Options cancelled                                     -                -
                                                -------  ----------------

Options outstanding at December 31, 2000              -   $            -

Options granted                                   1,125             0.10
Options exercised                                     3             0.10
Options cancelled                                  (630)            0.10
                                                -------  ----------------

Options outstanding at December 31, 2001            498   $         0.10
                                                =======  ================

All of the outstanding options at December 31, 2001 are exercisable.

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan other than for the stock options granted to consultants. Had compensation cost for the Company's other options granted been determined based upon the fair value at the grant date for awards under this plan been consistent with the methodology prescribed under SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below

Net loss as reported                       $   (570,352)

Proforma net loss                              (605,352)

Basic net loss per share as reported              (0.03)

Proforma net loss                                 (0.03)

     For purposes of pro forma disclosures, the estimated fair value of the options are amortized over the options' vesting period.

     The Black-Scholes option valuation modes was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because of the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its option.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using a dividend yield of 0% and the following weighted average assumptions:

Expected stock price volatility            239%

Risk free interest rate                      4%

Expected lives (in years)                    1

8.   INCOME TAXES

     At December 31, 2001 and 2000, the Company has net operating loss carry forwards for income tax purposes of approximately $10,965,000 and $10,680,000, respectively which are available to offset future taxable income. The amount and ultimate realization is dependant, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards the Company has established a valuation allowance equal to the amount of the tax effect of the loss carry forward and, therefore no deferred tax asset has been recognized for the loss.

The components of the deferred tax asset as of December 31, 2001 and 2000 are as follows:

                                            2001          2000
                                        ------------  ------------
Deferred Tax Assets                     $ 3,278,100   $ 3,631,200
Deferred Tax Asset Valuation Allowance   (3,728,100)   (3,631,200)
                                        ------------  ------------
                                        $         -   $         -
                                        ============  ============

The current year income tax benefit consists of:


                                    2001              2000
                               ---------------  -----------------
Current                        $                $
Deferred                              (96,900)        (2,371,200)
                               ---------------  -----------------
                                (96,900)    -    (2,371,200)   -
                               ---------------  -----------------
Change in Valuation Allowance          96,900          2,371,200
                               ---------------  -----------------

                               $            -   $              -
                               ===============  =================

9.   NET PROCEEDS FROM FIRE LOSS

     On January 31, 2000, the Company suffered a fire loss at its Etobicoke (suburban Toronto), Ontario facility. The loss was completely covered by insurance. During the fiscal year ended December 31, 2001 and 2000, the Company received net proceeds from fire insurance in the amount of $11,449 and $228,966,respectively.

10.       RELATED PARTY TRANSACTIONS

     The Company has obtained most of its financing through Blue Heron Venture Fund Ltd. ("Blue Heron"), a corporation in which Kelly Shane Montalban may be deemed to have an "indirect pecuniary" interest as a result of his status as fund manager for Blue Heron. Blue Heron and Mr. Montalban are principal stockholders of the Company. Blue Heron may be deemed to be an affiliate of Pacific Gate, another of the Company's lenders, in which Mr. Montalban is the sole stockholder, sole director and sole officer. Blue Heron loans were unsecured and were convertible into Common Stock at the lender's option, in which case Blue Heron would waive its right to be paid interest. The balance of these loans as of December 31, 2001 and 2000 are $0 and $2,085,000, respectively.

     During the fiscal year ended December 31, 2000, the Company borrowed an aggregate $125,000 from Pacific Gate Capital Ltd. ("Pacific Gate"), of which amount $25,000 was outstanding on December 31, 2000. These loans bear interest at 8% per annum and are payable on demand. The balance of these loans as of December 31, 2001 is $0.

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

     On September 20, 2001 the Company entered into a Settlement Agreement (the "Settlement Agreement") with Kelly Shane Montalban with regard to a lawsuit it had instituted against him on June 15, 2001 in the United States District Court for the Southern District of New York seeking recovery of short swing profits realized by Mr. Montalban and other persons whose purchases and sales of Company common stock were attributed to Mr. Montalban in violation of Section 16(b)] of the Securities Exchange Act of 1934, as amended (see Shane Montalban Litigation below). Pursuant to the Settlement Agreement, Mr. Montalban paid the Company an aggregate of approximately $2,498,449 (the "Recovery Amount"), which amount represented recovery in full of Mr. Montalban's short swing profits. He did so by delivering to the Company for cancellation (1) the Blue Heron Shareholder Notes in the aggregate principal amount of $2,319,788, which notes had been previously purchased by or assigned to Mr. Montalban; (2) the accrued interest of $42,384 due on the principal portion of the Blue Heron Shareholder Notes at the time of cancellation; (3) 8% demand notes of the Company dated August 25, 2000 and September 11, 2000, respectively, in the aggregate principal amount of $25,000 issued to Pacific Gate Capital Corporation, a corporation owned by Mr. Montalban (the "Pacific Gate C apital Notes"); and (4) the accrued interest of $2,066 due on the principal portion of the Pacific Gate Capital Notes at the time of cancellation. The balance of the Recovery Amount was paid by Mr. Montalban's issuance to the Company of a five (5) year, 5% promissory note, dated September 20, 2001, in the principal amount of $109,211. In consideration of the execution of the Settlement Agreement and payment of the Recovery Amount, on October 9, 2001 the Company voluntarily dismissed its action.

     On October 1, 2001 the Company entered into a consulting agreement with Pacific Gate Capital Corporation for a one year period in the amount of $27,750 minimum per month for providing certain services to the Company. This agreement was subsequently cancelled. In the year 2001 the consulting payments reduced the principal amount owing by Mr. Montalban in the amount of $109,211 by $53,250.

      The Company from time to time lends money to Company executives.
As of December 31, 2001 and 2000, the Company has a non-interest bearing balance outstanding of $8,484 and $5,371, respectively from one executive. This executive officer left the company in 2001.


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

     On May 25, 1999, ePost Innovations filed a statement of Claim in the British Columbia Court (Court File No. C992649) seeking a declaration that the public notice of Canada Post Corporation's adoption and use of CYBERPOSTE and CYBERPOST on November 18, 1998 and December 9, 1998 respectively, did not affect the Company's use of CYPOST and ePost Innovations as trademarks and trade-names prior to said dates. ePost Innovations sought summary judgment for such a declaration and on September 14, 1999, the BC Court rejected summary judgment on the basis that no right of the Company was being infringed and that a trial of the issues was more appropriate. The rejection is pending appeal. There was no pre-trial discovery (except to the extent that some was done as part of the summary judgment application).Canada Post seeks relief in the form of preventing ePost Innovations from using trademarks, trade names or brand names and does not seek monetary damages.

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

     The Company has complied with all terms of the Settlement Agreement .

     Berry Litigation
     ----------------

     On March 31, 2000, the Company commenced suit in the Supreme Court of British Columbia, Action #S001822, Vancouver Registry against Tia Berry (the "Tia Action"), the wife of Steven Berry ("Berry"), the former President and Chief Executive Officer of the Company. In the Tia Action, the Company claims $42,516 (CDN) from Tia Berry on account of monies paid to her by the Company which she was not entitled to receive. Tia Berry has filed a Statement of Defense in the Tia Action in which she alleges that the payments which she received from the Company were to reimburse her for business expenses which she had charged to her credit cards on behalf of Berry. An Examination for Discovery of Sandra Lynn Warren took place on February 19,2002 in conjunction with this action. The Tia Action has not yet been set for trial.

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

     On May 19, 2000 CyPost and ePost Innovations commenced suit in the Supreme Court of British Columbia, Action #S002798, Vancouver Registry, against Berry and his wife, Tia Berry (the "BC Action"). In the BC Action, the Company seeks an order directing Berry to return the 600,000 Contingent Shares to the Company for cancellation for an order entitling the Company to cancel the same on the basis that Berry did not fulfill the employment conditions which were the condition precedent to his becoming the beneficial owner of the Contingent Shares.

     In the BC Action, the Company also claims at least Cdn$800,000 from Berry on account of breach of fiduciary duty, negligence, breach of statutory duties and breach of contract arising from Berry's failure to properly carry out his employment responsibilities. In the BC Action, the Company also claims Cdn$34,013 from Berry and Tia Berry on account of conspiracy to defraud and injure the Company and ePost Innovations by causing certain personal expenses to be paid by the Company rather than by Berry and Tia Berry personally. The Company also claims punitive and exemplary damages from Berry and Tia Berry in the BC Action. The trial date has been set for Monday, January 20, 2003.

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

     The issues raised by Berry and the Company in the New York Action will be litigated in the BC Action together with the further issues raised by the Company in the BC Action. The Company feels that Berry's claims in the New York Action were without merit and that the Company will be successful in obtaining an order declaring that Berry's 600,000 Contingent Shares be cancelled and further entitling the Company to substantial damages, although no assurance can be given that this will be the case. The Company will vigorously pursue its position in all respects.

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

     In the Berry Action, the Plaintiffs seek a declaration that Berry is entitled to the 600,000 Contingent Shares and claim unspecified damages which are estimated at Cdn$2,000,000 based on the Statement of Claim. They also claim punitive or aggravated damages and costs. The Company believes that the allegations in the Berry Action are without merit and they will be vigorously defended. An Examination for Discovery of Kelly Shane Montalban took place over two days on January 31, 2002 and February 1, 2002 in conjunction with this action.

     The Tia Action, the BC Action and the Berry Action may be consolidated for the purposes of trial due to the fact that there are numerous issues of fact and law which are common to all of these actions.

     A loss by the Company of the claim for monetary damages would have a material adverse effect on the Company's future results of operations, financial condition and liquidity; however, the Company does not expect to lose this action and believes additionally that it would be able to negotiate reasonable payment terms should it lose this suit.

     The Company has entered into negotiations to settle outstanding litigation. On February 5, 2002, counsel for Steven and Tia Berry presented to counsel for the Company an offer to settle the Tia Action, the BC Action, the Berry Action and the Montalban Action ("All Actions"). On March 4, 2002, counsel for the Company sent to counsel for Steven and Tia Berry a counter-offer to settle All Actions. On March 12, 2002, counsel for the Company received a letter for Steven and Tia Berry rejecting the counter-offer to settle of March 2, 2002. The Company has entered into settlement negotiations motivated by the best interests of the Company but without any admission of liability.

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

     On November 8, 2001 NetRover entered into a Settlement Agreement ("Settlement") with WorldCom. The parties have agreed to a settlement of Cdn$91,000 which have been paid in three installments.

The Company has complied with all terms of the Settlement Agreement.

     DOMINION ACTION

     On September 13, 2001, Dominion Information et al ("Dominion") commenced suit in the Supreme Court of British Columbia, Action # S015127, Vancouver Registry (the "Dominion Action") against Hermes Net Solutions, CyPost Corporation and Stephen Choi, a former shareholder, director and secretary of Hermes Net Solutions until June 30, 1999. As of June 30, 1999, Hermes was a wholly owned subsidiary of CyPost Corporation. In the Dominion Action, Dominion claims $19,339 (CDN) from the defendant Hermes Net Solutions pursuant to an agreement whereby Dominion published advertisements on behalf Hermes Net Solutions. In the alternative, Dominion claims that CyPost Corporation was unjustly enriched by the amount claimed. The defendants Hermes Net Solutions and CyPost Corporation filed a Statement of Defense in the Dominion Action in which they state that the defendant Stephen Choi did not have authority to enter any agreement on their behalf. Furthermore, the Statement of Defense denies the existence of an agreement, any benefit from an agreement or any unjust enrichment from an agreement.

     On February 16, 2002, settlement terms were proposed by Dominion. Hermes Net Solutions and CyPost Corporation decided it would be in their best interest to settle this litigation by making a lump sum payment and twelve monthly payments commencing April 1, 2002 and to March 1, 2003. When Hermes Net Solutions has completed the payment schedule in March, 2003, Dominion will file the Consent Dismissal Order, dismissing the Dominion Action.

CNW ACTION

     On January 14, 2002, Connect Northwest Internet Services, LLC, a Washington limited liability company, d/b/a Skagit County Networking LLC ("CNW") commenced suit in the Superior Court of Washington for King County, Case No. 02-2-01906-4SEA, against CyPost Corporation (the "CNW Action"). In the CNW Action, CNW claims $30,529 (U.S.) plus interest, costs and attorney's fees from the Company on account of monies owing pursuant to an asset purchase agreement of October 27, 1999.

     On February 13, 2002, the Company was able to settle this litigation. The Company agreed to make a lump sun payment of $6,000 U.S. to CNW by February 28,

2002 followed by payments of $4,000 U.S. on the 15th of each month thereafter until August 15, 2002 for a total payment of $30,000 U.S. Once the Company has made its final payment on August, 15, 2002, CNW will dismiss the action.

     TAMI HELEN ALLAN

     On November 2, 2001, Tami Helen Allan ("Allan") commenced suit in the Ontario Superior Court of Justice of Chatham-Kent, against NetRover Inc., CyPost Corporation, Robert Sendoh, Kelly Shane Montalban, Angela Belcourt and J. Thomas
W. Johnston (the "Allan Action"). In the Allan Action, Allan claims that as a result of the wrongful termination of Allan's employment, Allan has sustained damages including loss of salary in the amount of $600,000 (CDN).

     On November 9, 2001 the Company filed a Notice of Defense.

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

     LEASE COMMITMENTS

     The Company leases office space and equipment under non-cancelable operating leases expiring thru 2006, that have initial or remaining lease terms in excess of one year as of December 31, 2001. The total lease expense under the operating leases is $321,601 for year ended December 31, 2001. The following is a schedule by years of future minimum lease payments required under the non-cancelable operating leases:

        2002                                    $327,755
        2003                                     203,011
        2004                                     123,411
        2005                                      47,161
        2006                                         453
                                                --------
                                                $701,791
                                                ========

     The Company entered into agreements with several companies that provides network infrastructure for some of the Company's Internet Services Provider services. The minimum payments in the next three years are as follows:

          2002                                    1,377,674
          2003                                      284,007
                                                 ----------
                                                 $1,661,681
                                                 ==========

     BUSINESS CONCENTRATIONS

     The Company's success depends upon the capacity, scalability, reliability and security of its network infrastructure, including the telecommunications capacity leased from WorldCom and other telecommunications network suppliers. We depend on such companies to maintain the operational integrity of their own telecommunications networks. Therefore, our operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers in a consolidated market. A material increase in pricing or decrease in telecommunications capacity available to us could have a material adverse effect on our business, financial condition and results of operations.

SUBSEQUENT EVENTS

     On January 29, 2002, at the Annual Meeting of Company Stockholders, an amendment to the Company's Certificate of Incorporation was voted on and subsequently approved whereby the number of authorized shares of the Company's common stock was increased from 30,000,000 to 200,000,000 shares.

                                  EXHIBIT INDEX

Exhibit
   No.    Description

10.1 Directors resolution dated June 22, 2001 acknowledging the transfer of loan amount of Two Million Eighty Five Thousand US Dollars plus the accrued interest of eight percent as from Blue Heron Venture Fund, Ltd to individual shareholders of Blue Heron Venture Fund, Ltd.

10.2 Promissory Notes executed by CyPost Corporation dated June 19, 2001; in favor of James A. Mylock, JR.

10.3 Promissory Notes executed by CyPost Corporation dated June 19, 2001; in favor of Amanda E. Johnson.

10.4 Promissory Notes executed by CyPost Corporation dated June 19, 2001; in favor of John M. Peragine.

10.5 Promissory Notes executed by CyPost Corporation dated June 19, 2001; in favor of Joseph A. Fiore.

10.6 Promissory Notes executed by CyPost Corporation dated June 19, 2001; in favor of Berkshire Capital Management Co., Inc.

10.7 Promissory Notes executed by CyPost Corporation dated June 19, 2001; in favor of Bayshore Trading LTD.

10.8 Promissory Notes executed by CyPost Corporation dated June 19, 2001; in favor of Kelly Shane Montalban.

10.9 Settlement Agreement dated as of September 20, 2001 between CyPost Corporation and Kelly Shane Montalban. regarding violations of Section 16(b) of the Securities Exchange Act of 1934.

10.10 Promissory Note executed by CyPost Corporation dated September 2001; in favor of CyPost Corporation.