Form 10QSB
period 2002-03-31
CYPOST CORP
filed 2002-05-14
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                 to
                                    ---------------    -----------------


     Commission file number            000-26751
                            --------------------------------------------

                               CyPost Corporation
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                     98-0178674
--------------------------------------------     ----------------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,189,525 as of March 31, 2002.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial  Statements

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Annual Report on Form 10-KSB, as amended, of CyPost Corporation (the "Company"), for the fiscal year ended December 31, 2001, previously filed with the Commission.

                                 CYPOST CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                MARCH 31, 2002 AND DECEMBER 31, 2001


                                                                            2002           2001
                                                                        -------------  -------------
                                                                         (Unaudited)
ASSETS

CURRENT ASSETS
   CASH                                                                 $     19,915   $     73,124
   ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
     DOUBTFUL ACCOUNTS of $76,687 & $76,405 RESPECTIVELY                     131,959        138,311
   PREPAID EXPENSES                                                           39,879         45,982
   NOTE RECEIVABLE & ACCRUED INTEREST                                         39,973         57,199
                                                                        -------------  -------------

   TOTAL CURRENT ASSETS                                                      231,726        314,616

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION                                                              433,378        501,565
GOODWILL AND OTHER INTANGIBLES, NET OF
   ACCUMULATED AMORTIZATION of $4,426,060 & $4,134,376,  RESPECTIVELY      1,069,483      1,361,167
DEPOSITS                                                                      92,876         92,609
OTHER ASSETS                                                                   8,462          8,483
                                                                        -------------  -------------

                                                                        $  1,835,925   $  2,278,440
                                                                        =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   ACCOUNTS PAYABLE & ACCRUED LIABILITIES                                  1,520,112      1,275,586
   DEFERRED REVENUE                                                          486,781        448,548
                                                                        -------------  -------------

   TOTAL CURRENT LIABILITIES                                               2,006,893      1,724,134
                                                                        -------------  -------------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY (DEFICIT)
   SHARE CAPITAL
     AUTHORIZED
       5,000,000 PREFERRED STOCK WITH A PAR VALUE OF $.001
       200,000,000 COMMON STOCK WITH A PAR VAUE OF $.001

     ISSUED AND OUTSTANDING
       PREFERRED STOCK - NONE                                                      -              -
       COMMON STOCK 23,191,993 - 2002, 23,189,493 - 2001, RESPECTIVELY        23,193         23,190
   PAID-IN CAPITAL                                                        14,289,933     14,289,686
   ACCUMULATED DEFICIT                                                   (14,493,577)   (13,767,358)
   CURRENCY TRANSLATION ADJUSTMENT                                             9,483          8,788
                                                                        -------------  -------------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (170,968)       554,306
                                                                        -------------  -------------

                                                                        $  1,835,925   $  2,278,440
                                                                        =============  =============

   See accompanying notes to the consolidated condensed financial statements.

                       CYPOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                    2002          2001
                                                ------------  ------------
REVENUE                                         $   772,750   $ 1,063,823

DIRECT COSTS                                        466,998       428,671
                                                ------------  ------------

                                                    305,752       635,152
                                                ------------  ------------
EXPENSES
  SELLING, GENERAL AND ADMINISTRATIVE               656,030       622,952
  AMORTIZATION AND DEPRECIATION                     372,286       518,857
                                                ------------  ------------

                                                  1,028,316     1,141,809
                                                ------------  ------------

LOSS FROM OPERATIONS                               (722,564)     (506,657)
                                                ------------  ------------
OTHER INCOME (EXPENSE)

  IMPAIRMENT LOSS OF LONG LIVED ASSETS               (4,180)            0

  INTEREST EXPENSE, NET                                 525       (41,326)
                                                ------------  ------------
  TOTAL OTHER  (EXPENSE)                             (3,655)      (41,326)
                                                ------------  ------------

                                                ------------  ------------
NET LOSS                                        $  (726,219)  $  (547,983)
                                                ============  ============
BASIC LOSS PER SHARE                            $     (0.03)  $     (0.03)
                                                ============  ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    23,191,576    21,559,521
                                                ============  ============


     See accompanying notes to the consolidated condensed financial statements.

                       CYPOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                        2002        2001
                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET LOSS                                           $(726,219)  $(547,983)
  Adjustments to reconcile net loss to cash used by
   operating activities:
    Amortization and depreciation                      372,286     518,857
    Bad debt expense                                       282       2,143
    Interest (income) expense                             (525)     41,326
    Consulting fees offsetting note receivable          17,750           -
    Impairment loss of long-live assets                  4,180           -
    Fair value of stock issued for services                  -       1,275

  Changes in assets and liabilities
    Accounts receivable                                  6,070    (125,967)
    Insurance receivable                                     -      19,504
    Prepaid Expenses                                     6,104      83,695
    Deposits                                              (267)     21,386
    Other assets                                            21       1,292
    Accounts payable and accrued liabilities           244,526     (10,449)
    Deferred revenue                                    38,233     (13,737)
                                                     ----------  ----------
NET CASH USED IN OPERATING ACTIVITIES                  (37,559)     (8,658)
                                                     ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   (16,595)    (21,928)
                                                     ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES                  (16,595)    (21,928)
                                                     ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                 250           -
                                                     ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  250           -
                                                     ----------  ----------

EFFECT OF EXCHANGE RATE CHANGES                            695     (34,234)
                                                     ----------  ----------
NET DECREASE IN CASH                                   (53,209)    (64,820)
                                                     ----------  ----------
CASH, BEGINNING OF YEAR                                 73,124     250,631
                                                     ----------  ----------
CASH, END OF PERIOD                                  $  19,915   $ 185,811
                                                     ==========  ==========

NON-CASH TRANSACTIONS
  Common Stock issued for services and acquisitions          -       1,275

OTHER CASH INFORMATION
   Interest paid                                     $       -   $       -
                                                     ==========  ==========

   Taxes paid                                        $       -   $       -
                                                     ==========  ==========

     See accompanying notes to the consolidated condensed financial statements.

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


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

     Several conditions and events cast doubt about the Company's ability to continue as a going concern. The Company has incurred net losses of approximately $14.5 million for the period from inception September 5, 1997 to March 31, 2002, has a working capital deficit of approximately $1.8 million at March 31, 2002, and requires additional financing for its business operations.

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

     BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 2002 and 2001, (b) the consolidated financial position at March 31, 2002 and (c) the consolidated cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for the entire year ending December 31, 2002.

     The consolidated balance sheet presented as of December 31, 2001 has been derived from the consolidated financial statements that have been audited by the
Company's   independent auditors.  The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

     The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements, actual results may differ from those estimates.


CONSOLIDATION

     The consolidated financial statements include the accounts of CyPost Corporation and its subsidiaries. The subsidiaries include, NetroverUSA Online Inc. (formerly known as ePost Innovations Inc.), NetRover Inc., NetRover Office Inc., Hermes Net Solutions Inc., and Intouch.Internet Inc. Connect Northwest and Internet Arena are DBA of CyPost Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

     The functional currency of the Company is U.S. dollars. Balance sheet accounts of international self-sustaining subsidiaries, principally Canadian, are translated at the current exchange rate as of the balance sheet date. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Dollar values in this consolidated financial statements are expressed in U.S. Dollars, unless indicated otherwise. On March 31, 2002 one Canadian Dollar ("CDN") was exchangeable for .62650 U.S. Dollars.


2.   RECENT  ACCOUNTING  PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangibles." Under SFAS 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company adopted SFAS 142 in accordance with the provisions of the statement. SFAS 142 may not be applied retroactively.

     The Company's goodwill prior to the adoption of SFAS 142 was being amortized over three years. The impact of the adoption as it relates to existing goodwill reduced amortization expense by $152,712 for the quarter ended March 31, 2002.

     The Company amortizes its' customer list over three years.

     As of March 31, 2002, Goodwill and other intangibles consisted of the following:

              Goodwill, net of amortization            $ 453,895
              Customer list, net of amortization         615,588
                                                     -----------
                                                      $1,069,483
                                                     ===========

3.   NOTE RECEIVABLE

     On October 1, 2001 the Company entered into a consulting agreement with Pacific Gate Capital Corporation for a one year period in the amount of $27,750 minimum per month for providing certain services to the Company. This agreement was subsequently cancelled. For the three months ended March 31, 2002 and for the year ended December 31,2001 the consulting payments reduced the principal amount owed by Mr. Montalban, a related party, as a result of the September 20, 2001 Settlement Agreement for $109,211 by $17,750 and $53,250, respectively.

     The Company has accrued interest of $1,762 on its note receivable as of March 31, 2002.

4.   SHARE CAPITAL

     AUTHORIZED STOCK

     Due to an amendment to the Company's article of incorporation on January 29, 2002, the Company is now authorized to issue:

     (a)  200,000,000 shares of common stock at a par value of $0.001 per share.

     (b)  5,000,000 shares of preferred stock at a par value of $.001 per share.


     STOCK OPTIONS

          On January 10, 2001, the Company issued an option to purchase 1,000,000 shares of the Company's common stock to Robert Adams, who, at such time, was serving as President, Chief Operating Officer, Secretary and Treasurer of the Company. On that date, the Company also issued an option to purchase 125,000 shares of the Company's common stock to Tami Allan, who, at that time was serving as Vice President of North American Operations of the Company. The exercise price of each option is $.10 per share and vests over time. The options were issued pursuant to the exemption from registration contained in
          Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions by an issuer not involving a public offering. Mr. Adams and Ms. Allan are no longer employees of the Company. On December 10, 2001, Mr. Adams gave notice to the Company indicating that he wished to exercise 2,500 options pursuant to the non-qualified stock option agreement. In 2002 the Company reflected the issuance of these 2,500 shares to Mr. Adams. As of March 31, 2002 , these shares have not been issued, however for purposes of financial statement presentation, all shares were deemed issued as of March 31, 2002. Unvested options for Mr. Adams in the amount of 500,000 have been cancelled.

5.   COMMITMENTS AND CONTIGENCIES

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

6.   SUBSEQUENT  EVENTS

     On April 26, 2002, the Company issued 1,700,000 shares of its common stock in an aggregate amount of $170,000 to two consultants and one lawyer at the closing price of $0.10 per share in consideration for their providing consulting and legal services to the Company.

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

     The Company continues to streamline and consolidate its ISP Services operations to enhance efficiency and reduce operating expenses. The Company has embarked on a program to centralize ISP Services to the greatest extent possible, as follows:

     o Customer Support. During 2001, the Company began consolidating all aspects of customer support (including end user technical issues) for its Oregon ISP customers into the Chatham, Ontario facility. The Washington state ISP customer support is expected to be consolidated into the Chatham facility by Q3 2002.

     o Billing and Collections. In 2001 the billing and collections for the Oregon ISP customers were consolidated into the Chatham facility, billing and collections for the Washington ISP Services customers is expected to be consolidated by Q3 2002.

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

     The Company is also consolidating Web hosting and dedicated services into Toronto, a process which began in late-2000 and is expected to be completed by Q3 2002. Other ISP Services such as e-mail and user authentication (i.e., customer security) will continue to be handled from regional data centers. Currently, all new Web hosting customers, wherever located geographically, are hosted from Toronto. The Company is also considering implementing other consolidated services to achieve greater efficiency and cost savings.

Results of Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

     Substantially all of the Company's revenue was earned from its ISP operations during the three months ended March 31, 2002. These revenues are attributable virtually entirely to the operations of the Company's ISP businesses (Hermes Net Solutions, Inc. and NetRover Inc., and the Connect Northwest Internet Services and Internet Arena DBAs) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $772,750 for the three months ended March 31, 2002 compared to $1,063,823 for the three months ended March 31, 2001. This decrease is primarily due to a decrease in marketing related activities, and the prolonged softening of technology related sector spending.

     Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $466,998, were incurred for the three months ended March 31, 2002, compared to $428,671 for the three months ended March 31, 2001. The increase in the above noted expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 results primarily from revised service level agreement credits from certain telecommunication providers, which resulted in less credits granted in the year 2002 compared to the credits granted for the same period in 2001.

     Selling, general and administrative expenses were $656,030 for the three months ended March 31, 2002 compared to $622,952 for the three months ended March 31, 2001. The increase in the above noted expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 results primarily from an increase in professional fees; offset by a reduction in advertising expenses and a reduction in office and general expenses due to the consolidation of the operation of the Company's ISP businesses.

     Amortization and depreciation expenses were $372,286 for the three months ended March 31, 2002, compared to $518,857 for the three months ended March 31, 2001. The decrease in the above noted expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is primarily due to the Company conforming to the new Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) provisions issued by the Financial Accounting Standards Board. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has determined that the net goodwill assets in the amount of $453,895 were not impaired. As a result, the Company did not amortize these assets for the period ending March 31, 2002. Under the old rules, the Company would have amortized $152,712 for a three month ended period.

     The Company incurred net interest expense of $(525) for the three months ended March 31, 2002, compared to $41,326 for the three months ended March 31, 2001. The decrease in interest expense is primarily the result of the Company not borrowing any additional funds during the three months ended March 31, 2002; and pursuant to the September 20, 2001 Montalban Settlement Agreement, the Blue Heron loan balance was canceled and deemed to have been paid in full.

     The Company had a net loss of $726,219, or $.03 per share, for the three months ended March 31, 2002, compared to a net loss of $547,983, or $.03 per share, for the three months ended March 31, 2001. The increase in net loss for the three months ended March 31, 2002 was primarily a result of a decrease in revenues, increases in direct costs, selling, general and administrative expenses, offset by the decrease in amortization and depreciation of the assets and interest expense.

Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss for the three months ended March 31, 2002 of $726,219, compared to a net loss for the three months ended March 31, 2001 of $547,983. As of March 31, 2002, the Company had a working capital deficit of $1,775,167, which is primarily due to the Company's general operating activities and professional fees. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

     The Company has accrued interest of $1,762 on its' note receivable as of March 31, 2002.

     The Company's cash position as of March 31, 2002 was $19,915, compared to $73,124 on December 31, 2001. This decrease is primarily due to a decrease in revenues during the three months ended March 31, 2002.

     The Company's net cash used in operating activities totaled $37,559 for the three months ended March 31, 2002, compared to $8,658 for the three months ended March 31, 2001. This increase is primarily due to an increase in professional fees.

     The Company's net cash used in investing activities totaled $16,595 for the three months ended March 31, 2002, compared to $21,928 for the three months ended March 31, 2001. This decrease is primarily due to the Company making fewer purchases of property and equipment during the three months ended March 31, 2002.

     The Company received $250 from the issuance of Common Stock during the three months ended March 31, 2002. The Company did not have any proceeds from financing activities during the three months ended March 31, 2001.

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

Critical  Accounting  Policies

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our financial statements. Our significant estimates and assumptions are reviewed and any required adjustments are recorded on a quarterly basis.

     Carrying value of the intangible asset, customer list. As of March 31, 2002, the net book value of the customer list was approximately $615,500. Management has estimated the useful life of this intangible asset to be three years, however we have no means of identifying specific customers acquired as a result of the purchased customer list. Should revenues associated with the customer lists decrease, this asset could become partially or fully impaired.

     Carrying value of the intangible asset, goodwill. As of March 31, 2002, the net book value of goodwill was approximately $454,000. Management reviews the unamortized goodwill associated with its various acquisitions, comparing the unamortized goodwill to the estimated current acquisition costs. Should the estimated current acquisition costs decrease, this asset could become partially or fully impaired.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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


Item 2.  Changes in Securities

          On March 31, 2002, the Company reflected the issuance of 2,500 shares of its common stock in an aggregate amount of $250 to Mr. Robert Adams at $0.10 per share pursuant to a stock option agreement. As of March 31, 2002, these shares have not been issued, however for purposes of financial statement presentation, all shares were deemed issued as of March 31, 2002

SUBSEQUENT  EVENTS

     On April 26, 2002, the Company issued 1,700,000 shares of its common stock in an aggregate amount of $170,000 to two consultants and one lawyer at the closing price of $0.10 per share in consideration for their providing consulting and legal services to the Company.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          (b)  Reports on Form 8-K

     May 9, 2002 the Company filed a Current Report on Form 8-K with the SEC, informing the SEC of the resignation of Sandra Lynn Warren on April 24, 2002 as President and Director of CyPost Corporation and all its' subsidiaries.



                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         "Registrant"

                                         CYPOST CORPORATION


DATE:  May 13, 2002                      By:  /s/ Javan Khazali
                                              --------------------
                                              Javan Khazali
                                              Chief Executive Officer
                                              (Principal Financial Officer)