Form 10QSB
period 2002-06-30
CYPOST CORP
filed 2002-08-14
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  June 30, 2002

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                     to
                                       -------------------    ------------------

       Commission file number       000-26751
                              -----------------------

                               CyPost Corporation
                  -------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)
        -----------------------------------------------------------------

              Delaware                                          98-0178674
     ------------------------------                       ---------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,889,525 as of June 30, 2002.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2001, previously filed with the Commission.

     The accompanying notes are an integral part of these consolidated financial statements.

                                CYPOST CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                JUNE 30, 2002 AND DECEMBER 31, 2001


                                                                           2002           2001
                                                                       -------------  -------------
                                                                        (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS
   CASH                                                                $     20,243   $     73,124
   ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
     DOUBTFUL ACCOUNTS of $64,882 & $76,405 RESPECTIVELY                    104,816        138,311
   PREPAID EXPENSES                                                          71,379         45,982
   NOTE RECEIVABLE & ACCRUED INTEREST                                        40,450         57,199
                                                                       -------------  -------------

   TOTAL CURRENT ASSETS                                                     236,888        314,616

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION                                                             395,070        485,753
INTANGIBLES
   CUSTOMER LISTS                                                         3,709,463      3,709,463
   GOODWILL                                                               1,832,543      1,832,543
   LESS ACCUMULATED AMORTIZATION                                         (4,780,170)    (4,165,026)
                                                                       -------------  -------------
INTANGIBLES, NET                                                            761,836      1,376,980

DEPOSITS                                                                     94,433         92,609
OTHER ASSETS                                                                  8,887          8,483
                                                                       -------------  -------------

                                                                       $  1,497,114   $  2,278,441
                                                                       =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   ACCOUNTS PAYABLE & ACCRUED LIABILITIES                                 1,895,716      1,275,586
   DEFERRED REVENUE                                                         450,581        448,548
                                                                       -------------  -------------

   TOTAL CURRENT LIABILITIES                                              2,346,297      1,724,134
                                                                       -------------  -------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT)
   SHARE CAPITAL
        AUTHORIZED
          5,000,000 PREFERRED STOCK WITH A PAR VALUE OF $.001
          200,000,000 COMMON STOCK WITH A PAR VAUE OF $.001

        ISSUED AND OUTSTANDING
          PREFERRED STOCK - NONE                                                  -              -
          COMMON STOCK 24,891,993 - 2002, 23,189,493 - 2001, RESPECTIVELY    24,893         23,190
   PAID-IN CAPITAL                                                       14,458,233     14,289,686
   ACCUMULATED DEFICIT                                                  (15,294,218)   (13,767,357)
   CURRENCY TRANSLATION ADJUSTMENT                                          (38,091)         8,788
                                                                       -------------  -------------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (849,183)       554,307
                                                                       -------------  -------------

                                                                       $  1,497,114   $  2,278,441
                                                                       =============  =============


   See accompanying notes to the consolidated condensed financial statements.

                                   CYPOST CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                               (UNAUDITED)


                                                    Three Months Ended              Six Months Ended
                                                          June 30,                      June 30,
                                                ---------------------------------------------------------
                                                    2002           2001           2002           2001
                                                -------------  -------------  -------------  ------------
REVENUE                                         $    776,450   $    955,376   $  1,549,200   $ 2,019,199

DIRECT COSTS                                         393,110        484,358        860,108       913,029
                                                -------------  -------------  -------------  ------------

                                                     383,340        471,018        689,092     1,106,170
                                                -------------  -------------  -------------  ------------
EXPENSES
   SELLING, GENERAL AND ADMINISTRATIVE               824,024        723,047      1,480,054     1,345,999
   AMORTIZATION AND DEPRECIATION                     360,910        548,604        733,196     1,067,461
                                                -------------  -------------  -------------  ------------

                                                   1,184,934      1,271,651      2,213,250     2,413,460
                                                -------------  -------------  -------------  ------------

LOSS FROM OPERATIONS                                (801,594)      (800,633)    (1,524,158)   (1,307,290)
                                                -------------  -------------  -------------  ------------

OTHER INCOME (EXPENSE)

   IMPAIRMENT LOSS OF LONG LIVED ASSETS                  476              -         (3,704)            -
   INTEREST EXPENSE, NET                                 476        (41,621)         1,001       (82,947)
                                                -------------  -------------  -------------  ------------

   TOTAL OTHER  (EXPENSE)                                952        (41,621)        (2,703)      (82,947)
                                                -------------  -------------  -------------  ------------

NET LOSS                                        $   (800,642)  $   (842,254)  $ (1,526,861)  $(1,390,237)
                                                =============  =============  =============  ============

BASICAND DILUTED LOSS PER SHARE                 $      (0.03)  $      (0.04)  $      (0.06)  $     (0.06)
                                                =============  =============  =============  ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     24,424,960     21,559,493     23,811,261    21,558,243
                                                =============  =============  =============  ============


   See accompanying notes to the consolidated condensed financial statements.

                       CYPOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                         2002          2001
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET LOSS                                           $(1,526,861)  $(1,390,237)
  Adjustments to reconcile net loss to cash used by
    operating activities:
      Amortization and depreciation                      733,196     1,067,461
      Bad debt expense                                   (11,523)        9,575
      Interest (income) expense                           (1,001)       82,947
      Consulting fees offsetting note receivable          17,750             -
      Impairment loss of long-live assets                  3,704             -
      Fair value of stock issued for services            170,000         1,275

  Changes in assets and liabilities
      Accounts receivable                                 45,018       (87,212)
      Insurance receivable                                     -        55,772
      Prepaid expenses                                   (25,397)       75,837
      Deposits                                            (1,824)       22,307
      Other assets                                          (404)       (3,952)
      Accounts payable and accrued liabilities           620,130       236,264
      Deferred revenue                                     2,033       (93,169)
                                                     ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       24,821       (23,132)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     (31,072)      (88,512)
                                                     ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                    (31,072)      (88,512)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                   250             -
                                                     ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    250             -
                                                     ------------  ------------

EFFECT OF EXCHANGE RATE CHANGES                          (46,879)      (36,826)
                                                     ------------  ------------
NET DECREASE IN CASH                                     (52,881)     (148,470)
                                                     ------------  ------------
CASH, BEGINNING OF YEAR                                   73,124       250,631
                                                     ------------  ------------
CASH, END OF PERIOD                                  $    20,243   $   102,161
                                                     ============  ============

NON-CASH TRANSACTIONS
  Common Stock issued for services and acquisitions      170,000         1,275

OTHER CASH INFORMATION
  Interest paid                                      $         -   $         -
                                                     ============  ============

  Taxes paid                                         $         -   $         -
                                                     ============  ============


   See accompanying notes to the consolidated condensed financial statements.

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  (UNAUDITED)


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

     Several conditions and events cast doubt about the Company's ability to continue as a going concern. The Company has incurred net losses of approximately $15.3 million for the period from inception September 5, 1997 to June 30, 2002, has a working capital deficit of approximately $2.1 million at June 30, 2002, and requires additional financing for its business operations.

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

     BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 2002 and 2001, (b) the consolidated financial position at June 30, 2002 and
(c) the consolidated cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for the entire year ending December 31, 2002.

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

     The functional currency of the Company is U.S. dollars. Balance sheet accounts of international self-sustaining subsidiaries, which are all Canadian, are translated at the current exchange rate as of the balance sheet date. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Dollar values in this consolidated financial statements are expressed in U.S. Dollars, unless indicated otherwise. On June 30, 2002 one Canadian Dollar ("CDN") was exchangeable for .65870 U.S. Dollars.

RECLASSIFICATIONS

     Certain reclassifications of 2001 amounts have been made to conform to the presentation as of June 30, 2002.


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

     The Company's goodwill balance prior to the adoption of SFAS 142 was being amortized over three years. The impact of the adoption as it relates to existing goodwill reduced amortization expense by $305,313 for the six month ended June 30, 2002.

     The Company amortizes its' customer list over three years.

     As of June 30, 2002, Goodwill and other intangibles consisted of the following:

                 Goodwill, net of amortization             $   453,895
                 Customer list, net of amortization            307,941
                                                          ------------
                                                           $   761,836
                                                          ------------

3. COMPREHENSIVE INCOME

     The following table reflects the calculation of the Company's comprehensive income for the three and six months ended June 30, 2002 and 2001:

                                           Three Months Ended         Six Months Ended
                                                 June 30,                 June 30,
                                       --------------------------  --------------------------
                                            2002          2001         2002          2001
                                       --------------  ----------  ------------  ------------

Net Loss                               $    (800,642)  $(842,254)  $(1,526,861)  $(1,390,237)

Other Comprehensive Loss
  Foreign currency translation losses        (47,574)     (2,592)      (46,879)      (36,826)
                                       --------------  ----------  ------------  ------------
Comprehensive Loss                     $    (848,216)  $(844,846)  $(1,573,740)  $(1,427,063)
                                       ==============  ==========  ============  ============

4.   NOTE  RECEIVABLE

     On October 1, 2001 the Company entered into a consulting agreement with Pacific Gate Capital Corporation for a one year period in the amount of $27,750 minimum per month for providing certain services to the Company. This agreement was subsequently cancelled. For the six months ended June 30, 2002 and for the year ended December 31,2001 the consulting payments reduced the principal amount owed by Mr. Montalban, a related party, as a result of the September 20, 2001 Settlement Agreement for $109,211 by $17,750 and $53,250, respectively.

     The Company has accrued interest of $2,239 for the period September 20, 2001 to June 30, 2002.


5.   NET  LOSS  PER  SHARE

     SFAS 128 requires dual presentation of basis and diluted "Earnings per Share" ("EPS"). Basic EPS represents the weighted average number of shares outstanding divided into net income during the reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the Company has not included potential common stock in the calculation, as such inclusion would have an anti-dilutive effect.

6.   SHARE  CAPITAL

     AUTHORIZED STOCK
     Due to an amendment to the Company's article of incorporation on January 29, 2002, the Company is now authorized to issue:

      (a) 200,000,000 shares of common stock at a par value of $0.001 per share.

      (b) 5,000,000 shares of preferred stock at a par value of $.001 per share

ISSUANCE OF SHARES

     On April 26, 2002, the Company issued 1,700,000 shares of its common stock in an aggregate amount of $170,000 to two consultants and one lawyer at the closing price of $0.10 per share in consideration for their providing consulting and legal services to the Company.

STOCK OPTIONS

     On January 10, 2001, the Company issued an option to purchase 1,000,000 shares of the Company's common stock to Robert Adams, who, at such time, was serving as President, Chief Operating Officer, Secretary and Treasurer of the Company. On that date, the Company also issued an option to purchase 125,000 shares of the Company's common stock to Tami Allan, who, at that time was serving as Vice President of North American Operations of the Company. The exercise price of each option is $.10 per share and vests over time. The options were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions by an issuer not involving a public offering. Mr. Adams and Ms. Allan are no longer employees of the Company. On December 10, 2001, Mr. Adams gave notice to the Company indicating that he wished to exercise 2,500 options pursuant to the non-qualified stock option agreement. In 2002 the Company reflected the issuance of these 2,500 shares to Mr. Adams. As of June 30, 2002, these shares have not been issued, however for purposes of financial statement presentation, all shares were deemed issued as of March 31, 2002. Unvested options for Mr. Adams in the amount of 500,000 have been cancelled.


7.   COMMITMENTS  AND  CONTIGENCIES


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

     The Tia Action, the BC Action and the Berry Action may be consolidated for the purposes of trial due to the fact that there are numerous issues of fact and law which are common to all of these actions

     A loss by the Company of the claim for monetary damages would have a material adverse effect on the Company's future results of operations, financial condition and liquidity; however, the Company does not expect to lose this action and believes additionally that it would be able to negotiate reasonable payment terms should it lose this suit.

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

DEPENDENCE ON KEY SUPPLIERS

     In July 2002 WorldCom, Inc., the parent company of WorldCom Canada Ltd., filed for protection under Chapter 11, of the United States tax code. Chapter 11 reorganization is not a liquidation, rather a medium for financially troubled United States companies to restructure their debt and resume operations.

     WorldCom Canada Ltd. was not a part of this filing, nor have they filed for bankruptcy protection in the interim. The Company currently depends on the WorldCom Canada Ltd.'s infrastructure for a significant portion of its revenue.

     The Company has not experienced any disruption of service and does not anticipate any service disruptions in the future as a result of any reorganization of WorldCom Canada Ltds' parent company. Notwithstanding the aforementioned, the Company has had preliminary discussions with other providers as a contingency.

8.   RELATED  PARTY  TRANSACTIONS

     On November 1, 2001 the Company entered into a consulting agreement with Roundtable Strategies Ltd., a corporation owned by J. Thomas W. Johnston who is serving as a Director and Chairman of the Company, for a one year period in the amount of $9,000 minimum per month for providing certain services to the Company.

     As of June 30, 2002, pursuant to this agreement, the Company owes approximately $74,300 to Roundtable Strategies Ltd.

     The agreement also provided Roundtable Strategies Ltd. an option to purchase 1,000,000 shares of the Company's common stock. The exercise price of each option is $.10 per share and exercisable for a term of one year after the termination of the agreement.

     The agreement contains an automatic renewal term of the same length except where either party has expressed in writing the desire to terminate the agreement. In August 2002 the Company notified Roundtable Strategies Ltd. that it would not renew the agreement.

     On August 12, 2002 the option portion of the agreement was rescinded and deemed null and void. Also, Mr. Johnston has agreed to defer payment on the balance owing to Roundtable Strategies Ltd. until such time as the Company's cash flow permits.

9.   SUBSEQUENT  EVENTS

     On July 23, 2002 the Board of Directors of the Company granted 2,300,000 shares of its common stock in an aggregate amount of $230,000 to two consultants and two lawyers at the price of $0.10 per share in consideration for their providing consulting and legal services to the Company. The shares will be issued by the end of the third quarter.

     On August 5, 2002 the Board of Directors of the Company adopted the 2002 Stock Reward Plan, whereby the Board may grant up to 5 million shares of common stock to employees, officers, directors, key consultants and advisors. The Board granted 3,200,000 shares of its common stock in an aggregate amount of $96,000 to six employees and one Director at the price of $0.03 per share in consideration for their providing their services to the Company. The shares will be issued by the end of the third quarter.


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

     The Company derives all of its revenues from its ISP Services. At present, most of the revenue from ISP Services can be attributed to connectivity, although the Company's network of ISP Services is moving towards expanding its Web hosting services.

     The Company continues to streamline and consolidate its ISP Services operations to enhance efficiency and reduce operating expenses. The Company has embarked on a program to centralize ISP Services to the greatest extent possible, as follows:


o    Customer Support. During 2001, the Company began consolidating all
     ----------------
aspects of customer support (including end user technical issues) for its Oregon ISP customers into the Chatham, Ontario facility. The Washington state ISP customer support is expected to be consolidated into the Chatham facility by the end of Q3 2002.

o    Billing and Collections. In 2001 the billing and collections for the
     -----------------------
Oregon ISP customers were consolidated into the Chatham facility, billing and collections for the Washington ISP Services customers is expected to be consolidated by the end of Q3 2002. To facilitate this project, the Company purchased Rodopi billing software and is currently deploying the system across all its ISP's.

o    Network Operations. The Company has two regionally-based maintenance
     ------------------
and repair teams. A team based in Toronto provides primary monitoring and repair of all servers and routers covering all Canadian ISP Services customers and provides overflow assistance to the Pacific Northwest, while a Seattle team provides primary monitoring and repair of all servers and routers covering all of the US ISP Services customers and provides overflow assistance to Canada.

     The Company is also consolidating Web hosting and dedicated services into Toronto, a process which began in late-2000 and is expected to be completed by the end of Q3 2002. Other ISP Services such as e-mail and user authentication (i.e., customer security) will continue to be handled from regional data centers. Currently, all new Web hosting customers, wherever located geographically, are hosted from Toronto.

     The Company is also considering implementing other consolidated services to achieve greater efficiency and cost savings.

Results of Operations for the Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

     Substantially all of the Company's revenue was earned from its ISP operations during the three months ended June 30, 2002. These revenues are attributable entirely to the operations of the Company's ISP businesses (Hermes Net Solutions, Inc. and NetRover Inc., and the Connect Northwest Internet Services and Internet Arena DBAs) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $776,450 for the three months ended June 30, 2002 compared to $955,376 for the three months ended June 30, 2001. This decrease is due to a decrease in marketing related activities, and the prolonged softening of technology related sector spending.

     Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $393,110, were incurred for the three months ended June 30, 2002, compared to $484,358 for the three months ended June 30, 2001. This decrease results primarily from having renegotiated certain key telecommunication agreements.

     Selling, general and administrative expenses were $824,024 for the three months ended June 30, 2002 compared to $723,047 for the three months ended June 30, 2001. This increase results primarily from an increase in professional fees.

     Amortization and depreciation expenses were $360,910 for the three months ended June 30, 2002, compared to $548,604 for the three months ended June 30, 2001. This decrease is primarily due to the Company conforming to the new Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) provisions issued by the Financial Accounting Standards Board. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has determined that the net goodwill associated with these assets in the amount of $453,895 were not impaired. As a result, the Company did not amortize these assets for the period ending June 30, 2002. Under the old rules, the Company would have amortized $152,712 for a three month ended period.

     The Company incurred net interest expense of $(476) for the three months ended June 30, 2002, compared to $41,621 for the three months ended June 30, 2001. This decrease is primarily the result of the Company not borrowing any additional funds during the three months ended June 30, 2002; and pursuant to the September 20, 2001 Montalban Settlement Agreement, the Blue Heron loan balance was canceled and deemed to have been paid in full.

     The Company had a net loss of $800,642, or $.03 per share, for the three months ended June 30, 2002, compared to a net loss of $842,254, or $.04 per share, for the three months ended June 30, 2001. This decrease was primarily a result of decreases in direct costs, amortization and depreciation of the assets and interest expense, offset by decrease in revenues and an increase in selling, general and administrative expenses.

Results of Operations for the Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

     Substantially all of the Company's revenue was earned from its ISP operations during the six months ended June 30, 2001. These revenues are attributable entirely to the operations of the Company's ISP businesses (Hermes Net Solutions, Inc. and NetRover Inc., and the Connect Northwest Internet Services and Internet Arena DBAs) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $1,549,200 for the six months ended June 30, 2002 compared to $2,019,199 for the six months ended June 30, 2001. This decrease is due to a decrease in marketing related activities, and the prolonged softening of technology related sector spending.

     Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $860,108, were incurred for the six months ended June 30, 2002, compared to $913,029 for the six months ended June 30, 2001. This decrease results primarily from having renegotiated certain key telecommunication agreements.

     Selling, general and administrative expenses were $1,480,054 for the six months ended June 30, 2002 compared to $1,345,999 for the six months ended June 30, 2001. This increase results primarily from an increase in professional fees; offset by a reduction in office and general expenses.

     Amortization and depreciation expenses were $733,196 for the six months ended June 30, 2002, compared to $1,067,461 for the six months ended June 30, 2001. This decrease is primarily due to the Company conforming to the new Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) provisions issued by the Financial Accounting Standards Board. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has determined that the net goodwill associated with these assets in the amount of $453,895 were not impaired. As a result, the Company did not amortize these assets for the period ending June 30, 2002. Under the old rules, the Company would have amortized $305,313 for a six month ended period.

     The Company incurred net interest expense of $(1,001) for the six months ended June 30, 2002, compared to $82,947 for the six months ended June 30, 2001. This decrease is primarily the result of the Company not borrowing any additional funds during the six months ended June 30, 2002; and pursuant to the September 20, 2001 Montalban Settlement Agreement, the Blue Heron loan balance was canceled and deemed to have been paid in full.

     The Company had a net loss of $1,526,861, or $.06 per share, for the six months ended June 30, 2002, compared to a net loss of $1,390,237, or $.06 per share, for the six months ended June 30, 2001. This increase was primarily a result of a decrease in revenues and an increase in selling, general and administrative expense, offset by the decrease in direct costs, amortization and depreciation of the assets and interest expense.

Liquidity  and  Capital  Resources

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss for the six months ended June 30, 2002 of $1,526,861, compared to a net loss for the six months ended June 30, 2001 of $1,390,237. For the six months ended June 30, 2002, the Company had a working capital deficit of $2,109,409, which is primarily due to the Company's general operating activities and professional fees. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

     The Company has accrued interest of $2,239 on its' note receivable as of June 30, 2002.

     The Company's cash position during the six months ended June 30, 2002 was $20,243, compared to $73,124 on December 31, 2001. This decrease is primarily due to a decrease in revenues during the six months ended June 30, 2002.

     The Company's net cash provided by operating activities totaled $24,821 during the six months ended June 30, 2002, compared to $(23,132) during the six months ended June 30, 2001. This increase is primarily a result of an increase in accounts payable and the decrease in accounts receivable.

     The Company's net cash used in investing activities totaled $31,072 during the six months ended June 30, 2002, compared to $88,512 during the six months ended June 30, 2001. This decrease is primarily due to the Company making fewer purchases of property, plant and equipment in order to conserve its available cash during the six months ended June 30, 2002.

     The Company received $250 from the issuance of Common Stock during the six months ended June 30, 2002. The Company did not have any proceeds from financing activities during the six months ended June 30, 2001.

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

Dependence on Key Suppliers

     Our success depends upon the capacity, scalability, reliability and security of our network infrastructure, including the telecommunications capacity leased from WorldCom Canada Ltd. and other telecommunications network suppliers. We depend on such companies to maintain the operational integrity of their own telecommunications networks. Therefore, our operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers in a consolidated market. A material increase in pricing or decrease in telecommunications capacity available to us could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that telecommunication capacity will be available to us on favorable terms when required, or at all. If we are unable to obtain sufficient capacity when needed, we could be forced to alter our business strategy, delay or abandon some of our business aspects or sell assets. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

     In July 2002 WorldCom, Inc., the parent company of WorldCom Canada Ltd., filed for protection under Chapter 11, of the Unites States tax code. Chapter 11 reorganization is not a liquidation, rather a medium for financially troubled United States companies to restructure their debt and resume operations.

     WorldCom Canada Ltd. was not a part of this filing, nor have they filed for bankruptcy protection in the interim. The Company currently depends on the WorldCom Canada Ltd.'s infrastructure for a significant portion of its revenue.

     The Company has not experienced any disruption of service and does not anticipate any service disruptions in the future as a result of any reorganization of WorldCom Canada Ltds' parent company. Notwithstanding the aforementioned, the Company has had preliminary discussions with other providers as a contingency.

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

     Carrying value of the intangible asset, customer list. As of June 30, 2002, the net book value of the customer list was $307,941. Management has estimated the useful life of this intangible asset to be three years, however we have no means of identifying specific customers acquired as a result of the purchased customer list. Should revenues associated with the customer lists decrease, this asset could become partially or fully impaired.

     Carrying value of the intangible asset, goodwill. As of June 30, 2002, the net book value of goodwill was $453,895. Management reviews the unamortized goodwill associated with its various acquisitions, comparing the unamortized goodwill to the estimated current acquisition costs. Should the estimated current acquisition costs decrease, this asset could become partially or fully impaired.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS (see Note 7. "COMMITMENTS AND CONTIGENCIES" in the Notes to Financial Statements")


ITEM 2.  CHANGES  IN  SECURITIES

     On March 31, 2002, the Company reflected the issuance of 2,500 shares of its common stock in an aggregate amount of $250 to Mr. Robert Adams at $0.10 per share pursuant to a stock option agreement. As of June 30, 2002, these shares have not been issued, however for purposes of financial statement presentation, all shares were deemed issued as of March 31, 2002.

     On April 26, 2002, the Company issued 1,700,000 shares of its common stock in an aggregate amount of $170,000 to two consultants and one lawyer at the closing price of $0.10 per share in consideration for their providing consulting and legal services to the Company.


ITEM 5.  OTHER  INFORMATION

RELATED PARTY TRANSACTIONS (see Note 8. "RELATED PARTY TRANSACTIONS " in the Notes to Financial Statements")

SUBSEQUENT EVENTS

     On July 23, 2002 the Board of Directors of the Company granted 2,300,000 shares of its common stock in an aggregate amount of $230,000 to two consultants and two lawyers at the price of $0.10 per share in consideration for their providing consulting and legal services to the Company. The shares will be issued by the end of the third quarter.

     On August 5, 2002 the Board of Directors formed a new subsidiary, Fibra Communications, LLC. We anticipate that we will offer through this subsidiary wholesale Internet services to other ISP's and similar users of bulk Internet services in the United States. This service is anticipated to be deployed by the end of the third quarter 2002.

     On August 5, 2002 the Board of Directors of the Company adopted the 2002 Stock Reward Plan, whereby the Board may grant up to 5 million shares of common stock to employees, officers, directors, key consultants and advisors. The Board granted 3,200,000 shares of its common stock in an aggregate amount of $96,000 to six employees and one Director at the price of $0.03 per share in consideration for their providing their services to the Company. The shares will be issued by the end of the third quarter.

     On August 6, 2002 Pezhman Sharifi was appointed Chief Operating Officer of CyPost Corporation. Mr. Sharifi joined CyPost in November 1998 as Director of Online Marketing, and most recently held the position of Vice President of Business Development.


ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits  Index

Exhibit
No.            Description

10.1 2002 Stock Reward Plan, whereby the Board may grant up to 5 million shares of common stock to employees, officers, directors, key consultants and advisors.

10.2 Consultant Agreement with Roundtable Strategies Ltd., a corporation owned by J. Thomas W. Johnston who is serving as a Director and Chairman of the Company.

10.3 Termination of Agreement with Roundtable Strategies Ltd., dated August 9, 2002

10.4 Amendment Termination Agreement with Roundtable Strategies Ltd., dated August 12, 2002

10.5 Certification Pursuant to 18 U.S.C. Section 1350 As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K

          None.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CYPOST CORPORATION

DATE:  August 14, 2002                   By:  /s/ Javan Khazali
                                            -------------------
                                             Javan Khazali
                                                 Chief Executive Officer
                                                 (Principal Financial Officer)