Form 10QSB
period 2002-09-30
CYPOST CORP
filed 2002-11-14
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For  the  transition  period  from                     to
---                                     -------------------    -----------------

     Commission  file  number               000-26751
                             ----------------------------------

                               CyPost Corporation
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                                   98-0178674
                  --------                                   ----------
       (State or other jurisdiction of                      (IRS Employer
        incorporation or organization)                  Identification Number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,392,025 as of September 30, 2002.

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

                       CYPOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2002



                                                               2002
                                                           -------------
                                                            (Unaudited)
ASSETS

CURRENT ASSETS
    CASH                                                    $     11,482
    ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
      DOUBTFUL ACCOUNTS of $40,274                               103,804
    PREPAID EXPENSES                                              60,632
    NOTE RECEIVABLE & ACCRUED INTEREST - RELATED PARTY            40,931
                                                            -------------

     TOTAL CURRENT ASSETS                                        216,849

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
    DEPRECIATION                                                 361,073
INTANGIBLES
    CUSTOMER LISTS                                             3,710,470
    GOODWILL                                                   1,832,543
    LESS ACCUMULATED AMORTIZATION                             (5,045,321)
                                                            -------------
INTANGIBLES, NET                                                 497,692

DEPOSITS                                                          98,247
OTHER ASSETS                                                       8,552
                                                            -------------

                                                            $  1,182,413
                                                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    ACCOUNTS PAYABLE & ACCRUED LIABILITIES                     1,678,162
    DUE TO BANK                                                   26,501
    DEFERRED REVENUE                                             410,124
                                                            -------------

    TOTAL CURRENT LIABILITIES                                  2,114,787
                                                            -------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY (DEFICIT)
    SHARE CAPITAL
        AUTHORIZED
              5,000,000 PREFERRED STOCK WITH A PAR VALUE OF $.001
              200,000,000 COMMON STOCK WITH A PAR VAUE OF $.001

        ISSUED AND OUTSTANDING
              PREFERRED STOCK - NONE                                   -
              COMMON STOCK 30,391,993                             30,393
    PAID-IN CAPITAL                                           14,778,733
    ACCUMULATED DEFICIT                                      (15,745,881)
    CURRENCY TRANSLATION ADJUSTMENT                                4,381
                                                            -------------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (932,374)
                                                            -------------

                                                            $  1,182,413
                                                            =============


    See accompanying notes to the consolidated condensed financial statements.

                                  CYPOST CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                              (UNAUDITED)

                                                   Three Months Ended            Nine Months Ended
                                                       September 30,               September 30,
                                                --------------------------  --------------------------
                                                    2002          2001          2002          2001
                                                ------------  ------------  ------------  ------------

REVENUE                                         $   716,798   $   856,644   $ 2,265,998   $ 2,875,843

DIRECT COSTS                                        264,250       545,458     1,124,358     1,458,487
                                                ------------  ------------  ------------  ------------

                                                    452,548       311,186     1,141,640     1,417,356
                                                ------------  ------------  ------------  ------------
EXPENSES
    SELLING, GENERAL AND ADMINISTRATIVE             584,637       492,164     2,064,691     1,838,163
    AMORTIZATION AND DEPRECIATION                   320,381       517,122     1,053,577     1,584,583
                                                ------------  ------------  ------------  ------------

                                                    905,018     1,009,286     3,118,268     3,422,746
                                                ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS                               (452,470)     (698,100)   (1,976,628)   (2,005,390)
                                                ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE)
    SETTLEMENT INCOME                                     -     2,498,599             -     2,498,599
    IMPAIRMENT LOSS OF LONG LIVED ASSETS                326             -        (3,378)            -
    INTEREST EXPENSE, NET                               481       (37,348)        1,482      (120,295)
                                                ------------  ------------  ------------  ------------

    TOTAL OTHER  (EXPENSE)                              807     2,461,251        (1,896)    2,378,304
                                                ------------  ------------  ------------  ------------

NET INCOME (LOSS)                               $  (451,663)  $ 1,763,151   $(1,978,524)  $   372,914
                                                ============  ============  ============  ============

BASICAND DILUTED INCOME (LOSS) PER SHARE        $     (0.02)  $      0.08   $     (0.08)  $      0.02
                                                ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    25,609,384    21,559,493    24,417,222    21,558,660
                                                ============  ============  ============  ============


     See accompanying notes to the consolidated condensed financial statements.

                       CYPOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                            2002          2001
                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME (LOSS)                                     $(1,978,524)  $   372,914
  Adjustments to reconcile net loss to cash used by
    operating activities:
      Settlement Income                                           -    (2,498,599)
      Amortization and depreciation                       1,053,577     1,584,583
      Bad debt expense                                      (36,131)       (2,361)
      Interest (income) expense                              (1,482)      120,295
      Consulting fees offsetting note receivable             17,750             -
      Impairment loss of long-live assets                     3,378             -
      Fair value of stock issued for services               496,000         1,275

  Changes in assets and liabilities
      Accounts receivable                                    70,638       (29,010)
      Insurance receivable                                        -        58,488
      Prepaid expenses                                      (14,650)       76,169
      Deposits                                               (5,638)       24,559
      Other assets                                              (69)       (3,186)
      Accounts payable and accrued liabilities              402,576       445,466
      Increase in Due to Bank                                26,501             -
      Deferred revenue                                      (38,424)     (145,744)
                                                        ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (4,498)        4,849
                                                        ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                      (52,987)      (72,871)
                                                        ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                       (52,987)      (72,871)
                                                        ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Common Stock                                    250             -
                                                        ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       250             -
                                                        ------------  ------------

EFFECT OF EXCHANGE RATE CHANGES                              (4,407)      (27,606)
                                                        ------------  ------------
NET DECREASE IN CASH                                        (61,642)      (95,628)
                                                        ------------  ------------
CASH, BEGINNING OF YEAR                                      73,124       250,631
                                                        ------------  ------------
CASH, END OF PERIOD                                     $    11,482   $   155,003
                                                        ============  ============

OTHER CASH INFORMATION
   Interest paid                                        $         -   $         -
                                                        ============  ============

   Taxes paid                                           $         -   $         -
                                                        ============  ============


     See accompanying notes to the consolidated condensed financial statements.

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)


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

     Several conditions and events cast doubt about the Company's ability to continue as a going concern. The Company has incurred net losses of approximately $15.7 million for the period from inception September 5, 1997 to September 30, 2002, has a working capital deficit of approximately $1.9 million at September 30, 2002, and requires additional financing for its business operations.

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

     BASIS  OF  PRESENTATION

     The interim consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, (b) the consolidated financial position at September 30, 2002 and (c) the consolidated cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for the entire year ending December 31, 2002.

     The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

USE  OF  ESTIMATES

     The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements, actual results may differ from those estimates.

     Dollar values in the accompanying consolidated financial statements are expressed in U.S. Dollars, unless indicated otherwise. On September 30, 2002 one Canadian Dollar ("CDN") was exchangeable for .63360 U.S. Dollars.

RECLASSIFICATIONS

     Certain reclassifications of 2001 amounts have been made to conform to the presentation as of September 30, 2002.

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

     The Company's goodwill balance prior to the adoption of SFAS 142 was being amortized over three years. The impact of the adoption as it relates to existing goodwill reduced amortization expense by $436,884 for the nine month ended September 30, 2002.

     The Company amortizes its' customer list over three years.

     As of September 30, 2002, Goodwill and other intangibles consisted of the following:

                 Goodwill,  net  of  amortization              $   453,895
                 Customer  list,  net  of  amortization             43,797
                                                              ------------
                                                               $   497,692
                                                              ------------

3.   COMPREHENSIVE INCOME

     The following table reflects the calculation of the Company's comprehensive income for the three and nine months ended September 30, 2002 and 2001:

                                           Three Months Ended         Nine Months Ended
                                              September 30,              September 30,
                                       --------------------------  --------------------------
                                            2002          2001         2002          2001
                                       --------------  ----------  ------------  ------------

Net Gain (Loss)                        $    (451,663)  $1,763,151  $(1,978,524)  $   372,914

Other Comprehensive Gain (Loss)
  Foreign currency translation gain (loss)    42,472        9,220       (4,407)      (27,606)
                                       --------------  ----------  ------------  ------------
Comprehensive Gain (Loss)              $    (409,191)  $1,772,371  $(1,982,931)  $   345,308
                                       ==============  ==========  ============  ============

4.   NET LOSS PER SHARE

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

5.   SHARE CAPITAL

  AUTHORIZED  STOCK

     Due to an amendment to the Company's article of incorporation on January 29, 2002, the Company is now authorized to issue:

      (a) 200,000,000 shares of common stock at a par value of $0.001 per share

      (b)  5,000,000 shares of preferred stock at a par value of $.001 per share

ISSUANCE  OF  SHARES

     On April 26, 2002, the Company issued 1,700,000 shares of its common stock in an aggregate amount of $170,000 to two consultants and one lawyer at the closing price of $0.10 per share in consideration for their providing consulting and legal services to the Company.

     On July 23, 2002 the Board of Directors of the Company granted 2,300,000 shares of its common stock in an aggregate amount of $230,000 to two consultants and two lawyers at the price of $0.10 per share in consideration for their providing consulting and legal services to the Company. These shares were issued on September 19, 2002.

     On August 5, 2002 the Board of Directors of the Company adopted the 2002 Stock Reward Plan, whereby the Board may grant up to 5 million shares of common stock to employees, officers, directors, key consultants and advisors. The Board granted 3,200,000 shares of its common stock in an aggregate amount of $96,000 to six employees and one Director at the price of $0.03 per share in consideration for their providing their services to the Company. These shares were issued on September 19, 2002.

STOCK  OPTIONS

     On January 10, 2001, the Company issued an option to purchase 1,000,000 shares of the Company's common stock to Robert Adams, who, at such time, was serving as President, Chief Operating Officer, Secretary and Treasurer of the Company. On that date, the Company also issued an option to purchase 125,000 shares of the Company's common stock to Tami Allan, who, at that time was serving as Vice President of North American Operations of the Company. The exercise price of each option is $.10 per share and vests over time. The options were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions by an issuer not involving a public offering. Mr. Adams and Ms. Allan are no longer employees of the Company. On December 10, 2001, Mr. Adams gave notice to the Company indicating that he wished to exercise 2,500 options pursuant to the non-qualified stock option agreement. These shares were issued on August 5, 2002, however for purposes of financial statement presentation, all shares were deemed issued as of March 31, 2002. As of September 30, 2002 all vested and unvested options for Mr. Adams and Ms. Allan have expired or have been cancelled.

6.   COMMITMENTS AND CONTIGENCIES


     BERRY  LITIGATION

     On March 31, 2000, the Company commenced suit in the Supreme Court of British Columbia, Action #S001822, Vancouver Registry against Tia Berry (the "Tia Action"), the wife of Steven Berry ("Berry"), the former President and Chief Executive Officer of the Company. In the Tia Action, the Company claims $42,516 (CDN) from Tia Berry on account of monies paid to her by the Company, which she was not entitled to receive. Tia Berry has filed a Statement of Defense in the Tia Action in which she alleges that the payments, which she received from the Company were to reimburse her for business expenses which she had charged to her credit cards on behalf of Berry. An Examination for Discovery of Sandra Lynn Warren took place on February 19,2002 in conjunction with this action. The Tia Action has not yet been set for trial.

     On April 4, 2000, Berry commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 601448/2000), against the Company and Continental Stock Transfer Company ("Continental"), (the "New York Action"). In the New York Action, Berry claimed damages for alleged conversion, fraud, breach of contract and breach of fiduciary duty all arising from the alleged wrongful Stop Transfer Order which the Company placed relating to 75,000 shares of the Company's Common Stock registered in Berry's name and the Company's cancellation of a further 600,000 shares (the "Contingent Shares"). The complaint in the New York Action claims damages in excess of 3,000,000 with the precise amount to be determined at trial.

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

     On February 13, 2002, the Company was able to settle this litigation. The Company agreed to make a lump sun payment of $6,000 U.S. to CNW by February 28, 2002 followed by payments of $4,000 U.S. on the 15th of each month thereafter until August 15, 2002 for a total payment of $30,000 U.S. Once the Company has made its final payment CNW will dismiss the action.

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

7.   RELATED PARTY TRANSACTIONS

     On November 1, 2001 the Company entered into a consulting agreement with Roundtable Strategies Ltd., a corporation owned by J. Thomas W. Johnston who is serving as a Director and Chairman of the Company, for a one year period in the amount of $9,000 minimum per month for providing certain services to the Company.

     As of September 30, 2002, pursuant to this agreement, the Company owes approximately $102,800 to Roundtable Strategies Ltd., which is included in accounts payable and accrued liabilities.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to the Consolidated Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

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

     The Company continues to streamline and consolidate its ISP Services operations to enhance efficiency and reduce operating expenses. The Company has embarked on a program to centralize ISP Services to the greatest extent possible, as follows:


o    Customer Support. During 2001, the Company began consolidating all
     ----------------
aspects of customer support (including end user technical issues) for its Oregon ISP customers into the Chatham, Ontario facility. The Washington state ISP customer support is expected to be consolidated into the Chatham facility by the end of Q4 2002.

o    Billing and Collections. In 2001 the billing and collections for the Oregon
     -----------------------
ISP customers were consolidated into the Chatham facility, billing and collections for the Washington ISP Services customers is expected to be consolidated by the end of Q4 2002. To facilitate this project, the Company purchased Rodopi billing software and is currently deploying the system across all its' ISP's.


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

The Company is also consolidating Web hosting and dedicated services into Toronto, a process which began in late-2000 and is expected to be completed by the end of Q4 2002. Other ISP Services such as e-mail and user authentication (i.e., customer security) will continue to be handled from regional data centers. Currently, all new Web hosting customers, wherever located geographically, are hosted from Toronto.

The Company is also considering implementing other consolidated services to achieve greater efficiency and cost savings.

Results of Operations for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

All of the Company's revenue was earned from its ISP operations during the three months ended September 30, 2002. These revenues are attributable entirely to the operations of the Company's ISP businesses (Hermes Net Solutions, Inc. and NetRover Inc., and the Connect Northwest Internet Services and Internet Arena
DBAs) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $716,798 for the three months ended September 30, 2002 compared to $856,644 for the three months ended September 30, 2001. This decrease is due to a decrease in marketing related activities, and the prolonged softening of technology related sector spending.

     Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $264,250, were incurred for the three months ended September 30, 2002, compared to $545,458 for the three months ended September 30, 2001. This decrease results primarily from having renegotiated or terminated certain telecommunication agreements, a decrease in overall usage, and the accrual of certain credits to be received from certain telecommunication providers.

Selling, general and administrative expenses were $584,637 for the three months ended September 30, 2002 compared to $492,164 for the three months ended September 30, 2001. This increase results primarily from an increase in professional fees and salaries and benefits including securities issued under our 2002 Stock Award Plan; offset by a reduction in marketing related activities, office and general expenses.

Amortization and depreciation expenses were $320,381 for the three months ended September 30, 2002, compared to $517,122 for the three months ended September 30, 2001. This decrease is primarily due to the Company conforming to the new Statement of Financial Accounting Standards No. 142, Goodwill and Other

Intangible Assets (SFAS 142) provisions issued by the Financial Accounting Standards Board. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has determined that the net goodwill associated with these assets in the amount of $453,895 were not impaired. As a result, the Company did not amortize these assets for the period ending September 30, 2002. Under the old rules, the Company would have amortized $131,571 for the three months ended September 30, 2002.

The Company incurred net interest expense of $(481) for the three months ended September 30, 2002, compared to $37,348 for the three months ended September 30, 2001. This decrease is primarily the result of the Company not borrowing any additional funds during the three months ended September 30, 2002; and pursuant to the September 20, 2001 Montalban Settlement Agreement, the Blue Heron loan balance was canceled and deemed to have been paid in full.

The Company had a net loss of $451,663, or $.02 per share, for the three months ended September 30, 2002, compared to a net income of $1,763,151, or $.08 per share, for the three months ended September 30, 2001. The increase in net loss was primarily a result of a decrease in other revenue due to a recovery of short swing profits from a principal shareholder as well as decrease in revenues and an increase in selling, general and administrative expense, offset by the decrease in direct costs, amortization and depreciation of the assets and interest expense.


Results of Operations for the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

All of the Company's revenue was earned from its ISP operations during the nine months ended September 30, 2002. These revenues are attributable entirely to the operations of the Company's ISP businesses (Hermes Net Solutions, Inc. and NetRover Inc., and the Connect Northwest Internet Services and Internet Arena
DBAs) which the Company acquired beginning late in the second quarter of 1999. The Company generated net sales of $2,265,998 for the nine months ended September 30, 2002 compared to $2,875,843 for the nine months ended September 30, 2001. This decrease is due to a decrease in marketing related activities, and the prolonged softening of technology related sector spending.

Direct costs, which consist primarily of telecommunications charges in respect of providing Internet connection services to customers, of $1,124,358, were incurred for the nine months ended September 30, 2002, compared to $1,458,487 for the nine months ended September 30, 2001. This decrease results primarily from having renegotiated or terminated certain telecommunication agreements, a decrease in overall usage, and the accrual of certain credits to be received from certain telecommunication providers.

Selling, general and administrative expenses were $2,064,691 for the nine months ended September 30, 2002 compared to $1,838,163 for the nine months ended September 30, 2001. This increase results primarily from an increase in professional fees and salaries and benefits including securities issued under our 2002 Stock Award Plan; offset by a reduction in marketing related activities, office and general expenses.


Amortization and depreciation expenses were $1,053,577 for the nine months ended September 30, 2002, compared to $1,584,583 for the nine months ended September 30, 2001. This decrease is primarily due to the Company conforming to the new Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) provisions issued by the Financial Accounting Standards Board. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has determined that the net goodwill associated with these assets in the amount of $453,895 were not impaired. As a result, the Company did not amortize these assets for the period ending September 30, 2002. Under the old rules, the Company would have amortized $436,884 for the nine months ended September 30, 2002.

The Company incurred net interest expense of $(1,482) for the nine months ended September 30, 2002, compared to $120,295 for the nine months ended September 30, 2001. This decrease is primarily the result of the Company not borrowing any additional funds during the nine months ended September 30, 2002; and pursuant to the September 20, 2001 Montalban Settlement Agreement, the Blue Heron loan balance was canceled and deemed to have been paid in full.

The Company had a net loss of $1,978,524, or $.08 per share, for the nine months ended September 30, 2002, compared to a net income of $372,914, or $.02 per share, for the nine months ended September 30, 2001. The increase in net loss was primarily a result of a decrease in other revenue due to a recovery of short swing profits from a principal shareholder as well as decrease in revenues and an increase in selling, general and administrative expense, offset by the decrease in direct costs, amortization and depreciation of the assets and interest expense.

Liquidity  and  Capital  Resources

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss for the nine months ended September 30, 2002 of $1,978,524, compared to a net income for the nine months ended September 30, 2001 of $372,914. For the nine months ended September 30, 2002, the Company had a working capital deficit of $1,897,938, which is primarily due to the Company's general operating activities and professional fees. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

The Company has accrued interest of $2,720 on its' note receivable as of September 30, 2002.

The Company's cash position during the nine months ended September 30, 2002 was $11,482, compared to $73,124 on December 31, 2001. This decrease is primarily due to a decrease in revenues during the nine months ended September 30, 2002.

The Company's net cash provided by (used in) operating activities totaled $(4,498) during the nine months ended September 30, 2002, compared to $4,849 during the nine months ended September 30, 2001. This decrease is primarily due to a decrease in revenues during the nine months ended September 30, 2000.

The Company's net cash used in investing activities totaled $52,987 during the nine months ended September 30, 2002, compared to $72,871 during the nine months ended September 30, 2001. This decrease is primarily due to the Company making fewer purchases of property, plant and equipment in order to conserve its available cash during the nine months ended September 30, 2002.

The Company received $250 from the issuance of Common Stock during the nine months ended September 30, 2002. The Company did not have any proceeds from financing activities during the nine months ended September 30, 2001.

Since our inception, we have experienced negative cash flow from operations. In the past, we have funded our operating losses and capital expenditures borrowings of debt and convertible debt from private sources. We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. We must either raise additional funds to support aspects of our business for 2002 or we will be forced to curtail certain aspects of our business operations, particularly in terms of the growth of and further enhancements to our ISP Services business, or recommencing research and development of Software Products. We need a minimum of $500,000 and a maximum of $4,500,000 to support current operations, grow and further enhance our ISP services business, and a minimum of $250,000 and a maximum of $500,000 to recommence the research and development of the Software Products. If financing were made available we would first apply the proceeds to support current operations and to the further enhancement of our ISP services business. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain sufficient additional capital when needed, we could be forced to alter our business strategy, delay or abandon some of our expansion plans or sell assets. Any of these events could have a material adverse effect on our business, financial condition and results of operations. In addition, if we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our stockholders may also experience dilution.

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

WorldCom Canada Ltd. was not a part of this filing, nor have they filed for bankruptcy protection in the interim. The Company currently depends on the WorldCom Canada Ltd.'s infrastructure for a significant portion of it's revenue.

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

     Carrying value of the intangible asset, customer list. As of September 30, 2002, the net book value of the customer list was $43,797. Management has estimated the useful life of this intangible asset to be three years, however we have no means of identifying specific customers acquired as a result of the purchased customer list. Should revenues associated with the customer lists decrease, this asset could become partially or fully impaired.

     Carrying value of the intangible asset, goodwill. As of September 30, 2002, the net book value of goodwill was $453,895. Management reviews the un-amortized goodwill associated with its various acquisitions, comparing the un-amortized goodwill to the estimated current acquisition costs. Should the estimated current acquisition costs decrease, this asset could become partially or fully impaired.

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as the Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     BERRY LITIGATION

     On March 31, 2000, the Company commenced suit in the Supreme Court of British Columbia, Action #S001822, Vancouver Registry against Tia Berry (the "Tia Action"), the wife of Steven Berry ("Berry"), the former President and Chief Executive Officer of the Company. In the Tia Action, the Company claims $42,516 (CDN) from Tia Berry on account of monies paid to her by the Company, which she was not entitled to receive. Tia Berry has filed a Statement of Defense in the Tia Action in which she alleges that the payments, which she received from the Company were to reimburse her for business expenses which she had charged to her credit cards on behalf of Berry. An Examination for Discovery of Sandra Lynn Warren took place on February 19,2002 in conjunction with this action. The Tia Action has not yet been set for trial.

     On April 4, 2000, Berry commenced an action in the Supreme Court of the State of New York, County of New York (Index No. 601448/2000), against the Company and Continental Stock Transfer Company ("Continental"), (the "New York Action"). In the New York Action, Berry claimed damages for alleged conversion, fraud, breach of contract and breach of fiduciary duty all arising from the alleged wrongful Stop Transfer Order which the Company placed relating to 75,000 shares of the Company's Common Stock registered in Berry's name and the Company's cancellation of a further 600,000 shares (the "Contingent Shares"). The complaint in the New York Action claims damages in excess of 3,000,000 with the precise amount to be determined at trial.

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

     On February 13, 2002, the Company was able to settle this litigation. The Company agreed to make a lump sun payment of $6,000 U.S. to CNW by February 28, 2002 followed by payments of $4,000 U.S. on the 15th of each month thereafter until August 15, 2002 for a total payment of $30,000 U.S. Once the Company has made its final payment CNW will dismiss the action.

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


ITEM  2.     CHANGES  IN  SECURITIES

On January 10, 2001, the Company issued an option to purchase 1,000,000 shares of the Company's common stock to Robert Adams, who, at such time, was serving as President, Chief Operating Officer, Secretary and Treasurer of the Company. On that date, the Company also issued an option to purchase 125,000 shares of the Company's common stock to Tami Allan, who, at that time was serving as Vice President of North American Operations of the Company. The exercise price of each option is $.10 per share and vests over time. The options were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions by an issuer not involving a public offering. Mr. Adams and Ms. Allan are no longer employees of the Company. On March 31, 2002, the Company reflected the issuance of 2,500 shares of its common stock in an aggregate amount of $250 to Mr. Robert Adams at $0.10 per share pursuant to a stock option agreement. These shares were issued on August 5, 2002, however for purposes of financial statement presentation, all shares were deemed issued as of March 31, 2002. As of September 30, 2002 all vested and unvested options for Mr. Adams and Ms. Allan have expired or have been cancelled.



On July 23, 2002 the Board of Directors of the Company granted 2,300,000 shares of its common stock in an aggregate amount of $230,000 to two consultants and two lawyers at the price of $0.10 per share in consideration for their providing consulting and legal services to the Company. These shares were issued on September 19, 2002.

     On August 5, 2002 the Board of Directors of the Company adopted the 2002 Stock Reward Plan, whereby the Board may grant up to 5 million shares of common stock to employees, officers, directors, key consultants and advisors. The Board granted 3,200,000 shares of its common stock in an aggregate amount of $96,000 to six employees and one Director at the price of $0.03 per share in consideration for their providing their services to the Company. These shares were issued on September 19, 2002.



ITEM 5.     OTHER INFORMATION

     RELATED PARTY TRANSACTIONS

     On November 1, 2001 the Company entered into a consulting agreement with Roundtable Strategies Ltd., a corporation owned by J. Thomas W. Johnston who is serving as a Director and Chairman of the Company, for a one year period in the amount of $9,000 minimum per month for providing certain services to the Company.

     As of September 30, 2002, pursuant to this agreement, the Company owes approximately $102,800 to Roundtable Strategies Ltd., which is included in accounts payable and accrued liabilities.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits  Index

          99.1 Sarbanes-Oxley Act Exhibit



          (b)  Reports on Form 8-K
               On October 31, 2002 the Company filed an 8-K notifying the SEC that there was a Change in Auditors.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CYPOST CORPORATION

                                      By: /s/ Javan Khazali
                                         -----------------------------
                                         Javan Khazali
                                         Chief Executive Officer
                                         (Principal Financial Officer)



DATE:  November 14, 2002

CERTIFICATIONS

I, Javan Khazali, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of CyPost Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and
    (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

/s/ Javan Khazali
-------------------------
President, CEO, and Principal Financial Officer