Form 10KSB
period 2002-12-31
CYPOST CORP
filed 2003-04-15
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
     [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For Fiscal Year Ended: December 31, 2002

                                       OR

        [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from               to

                Commission file number                  000-26751

                               CyPost Corporation
        (Exact name of small business issuer as specified in its charter)

              Delaware                                         98-0178674
    (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                        Identification No.)

             900-1281 West Georgia St.
        Vancouver, British Columbia, Canada                      V6E 3J7
       (Address of principal executive offices)                (Zip Code)

           Issuer's telephone number                   (604) 904-4422


Securities registered under Section 12(b) of the Act:      NONE

Securities registered under Section 12(g) of the Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $2,953,778

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $303,920.25 as of March 31, 2003.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,392,025 as of March 31, 2003.

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

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                               CYPOST CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                      For the Year Ended December 31, 2002


TABLE  OF  CONTENTS
-------------------

Item Number  Caption                                                        Page
-----------  -------                                                        ----
PART  I

1.           Description  of  Business . . . . . . . . . . . . . . . . . . . . 5

2.           Description  of  Property . . . . . . . . . . . . . . . . . . . .18

3.           Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . 20

4.           Submission of Matters to a Vote of Security Holders . . . . . . .21

PART  II

5.           Market for Common Equity and Related Stockholder
             Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

6.           Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . . . .22

7.           Financial  Statements . . . . . . . . . . . . . . . . . . . . . .27

8.           Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure . . . . . . . . . . . . . . .27

PART  III

9.           Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange
             Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

10.          Executive Compensation . . . . . . . . . . . . . . . . . . . . . 29

11.          Security Ownership of Certain Beneficial Owners and
             Management . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

12.          Certain Relationships and Related Transactions . . . . . . . . . 31

PART  IV

13.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 33

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .34

CONSOLIDATED  FINANCIAL  STATEMENTS . . . . . . . . . . . . . . . . . . . . .F-1

Forward  Looking  Statements
----------------------------

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

General
-------

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

The Company was a development stage company until the first quarter of 1999, when it began to offer the first of its Navaho brand Software Products and broaden its strategic focus through the acquisition of six Internet service providers (collectively, "ISPs" or individually, an "ISP"). Currently, providing ISP Services is the focus of the Company's business. The Company derives all of its revenues from its ISP Services. No single customer accounts for a significant portion of the Company's revenue. The Company's business operations are presently conducted in Canada and the United States. Dollar values in this Report are expressed in U.S. Dollars, unless indicated otherwise. On December 31, 2002, one Canadian Dollar ("CDN") was worth $.63440 U.S. Dollars.

The Company's principal executive offices are located at 900-1281 West Georgia Street Vancouver, British Columbia, V6E 3J7, Canada. The Company's telephone number is (604) 904-4422, and its website is www.cypost.com.

ISP Business
------------

Overview

The Company offers a full range of consumer Internet access services and a broad selection of business services, both of which are offered nationwide in the United States and Canada. The Company's services are tailored to the specific demands of both its business and residential customers and include connectivity, server co-location, domain name registration, e-mail (list servers for corporate e-mailing), shared and dedicated web hosting, Ethernet and other value-added services, including customer care available 24 hours a day, seven days a week, 365 days a year. Over time, these functions may be expanded to include additional privacy and protection solutions such as managed anti-virus, firewall, secure connections from personal computers to corporate networks (Virtual Private Network ("VPN")), intrusion detection and filtering services.

The Company's ISP business focuses on a niche market of small to medium-sized businesses and residential customers primarily in second and third tier markets, rather than larger businesses and residential customers in large metropolitan cities. The Company believes that it provides critically important high levels of customer service, competitive pricing, and a wide variety of plans and options for business that are key concerns for this market.

Through a vendor agreement with WorldCom Canada Ltd. ("WorldCom"), successor in interest to UUNet Canada, Inc., the Company provides Internet access services to approximately 100 communities in Canada, in which approximately 95% of the Canadian population resides. The Company through a vendor agreement with Dialup USA Inc. ("Dialup") provides Internet access services nationwide across 50 states in the U.S. As of December 31, 2002, the Company had approximately 14,350 business and residential ISP customers.

At present, most of the revenue from ISP Services can be attributed to connectivity, although the Company's network of ISP Services is moving towards focusing on shared and dedicated hosting, server co-location, and domain name registration, anticipating a strong hold over connectivity by the larger ISPs in a few years' time. The Company believes that many large and medium size businesses have already established a Web presence on the Internet, but that many small companies and residential customers in second and third tier markets have yet to make this move. As a result, the Company intends to focus its marketing efforts on this segment of the business community as well as second and third tier markets across the US and Canada by offering services at a competitive price point, and by providing tools that will enable customers to build a Web presence with minimal cost or expertise.

While the Internet is growing at an exponential rate, the managed security service market is currently in its infancy. The Company plans to offer certain managed security services including anti-virus detection systems, spam filtering, managed firewalls, developing VPNs and providing intrusion detection services. The Company will continue to explore additional opportunities to expand into the managed security service market in order to provide greater value-added services to its ISP customers. The Company will require third-party financing in order to expand into the managed security service market. There can be no guaranty that such financing will be available or, if it is available, that it will be on terms acceptable to the Company. See "Risk Factors - Significant Capital Investment" below, and Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Company's ISP business began in mid-1999 with the acquisition of six ISP providers acquired by the Company. The CyPost Network of Service Providers consists of (i) the following wholly-owned subsidiaries: NetRover Inc. ("NetRover") and NetRover Office Inc. ("NetRover Office"), both of which are located in Toronto; and Hermes Net Solutions Inc. ("Hermes") and Intouch Internet Inc. ("Intouch"), both of which are located in Vancouver, and (ii) the following DBAs: Connect Northwest Internet Services ("CNW") in Mount Vernon and Seattle, Washington; and Internet Arena ("Internet Arena") in Portland, Oregon. See "CyPost Network of Service Providers" below. Despite the fact that each of the Company's ISP businesses operates under its own trade name, most of the customer care, network operations and administration functions have now been centralized. See "Consolidation of ISP Operations" below. This has given the Company's ISP businesses the ability to enjoy the benefits of promoting themselves as regional providers, while obtaining the economic benefits of centralized network operations, technical support and administration.

On August 1, 2002 CyPost incorporated Fibra Communications Inc. to provide low cost bandwidth and wholesale Internet services to ISP's and bulk users of Internet services to second and third tier Metropolitan Markets. Currently Fibra services the Portland Metropolitan market, however the business has not achieved profitability and there can be no assurances that it will do so in the foreseeable future.

Industry Background
-------------------

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

     Fast and Reliable Quality Service. The Company's systems and network infrastructure are designed to provide consumer and business customers with fast and reliable quality service through its use of industry leading hardware and software solutions, and its state-of-the-art data center, that is monitored on a 24 hours a day, seven days a week basis by its engineers and third-party network providers. In addition, the Company offers bilingual customer support in English and French, for its French-speaking customers, and additional online customer support at www.helptek.net.

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

Summary of ISP Services Offered
-------------------------------

Narrowband Access

The Company offers a range of narrowband (low-speed) access including dial-up, to both residential and business customers. This service is offered in various competitively priced plans designed to meet the needs of customers. The price plans for all Internet services vary and are subject to change.

The price plans for the Company's narrowband Internet service vary depending on the region and are subject to change. The Company offers a variety of plans which include a fixed number of hours to unlimited plans. Fixed hourly plans start at $10.00 for 10 hours and unlimited dial-up plans range from $14.00 to $24.00 per month.


Broadband Access

Broadband access consists of high-speed, high-capacity access services such as DSL. The Company continues to explore a cost effective broadband solution similar to its VPOP dialup agreement with WorldCom, thereby eliminating the majority of capital expenditures required for setting up and maintaining DSL networks, as well as eliminating the need of any leased lines for the transit of bandwidth. DSL services were available through CNW, Internet Arena and NetRover as of December 31, 2002, however, in an effort by the Company to eliminate low/negative margin services and to move to a non-facilities based operation, the Company on October 30, 2002 sold its approximately 486 CNW DSL customers to Isomedia.com for $41,175.

On February 20, 2003 the Company sold approximately 81 NetRover DSL customers to Warlight Industries dba Internet Lightspeed for $26,300. On March 31, 2003 the Company sold approximately 183 Internet Arena DSL customers to Internet Professional and Network Solutions Inc for $25,000.00.
E-Mail

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

Customer Security

     The Company offers password protected access to all of its customers. The Company also offers some e-mail filtering services to limit computer viruses from being delivered to mailboxes. In addition, the Company employs monitoring mechanisms to block e-mail from companies that are known to generate junk e-mail, commonly known as "spam."

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

The Company's principal price plans for Web hosting are currently as follows:

     - WebHost Classic $6.95 per month includes 5 megabytes of storage space, website statistics and personalized e-mail

     - WebHost Bronze $19.95 per month includes 10 megabytes of storage space, 1000 megabytes of data transfer, detailed website statistics and personalized e-mails

     - WebHost Silver $29.95 per month includes 20 megabytes of storage space, 1500 megabytes of data transfer, detailed website statistics and personalized e-mails

     - WebHost Gold $34.95 per month includes 40 megabytes of storage space, 2000 megabytes of data transfer, detailed website statistics and personalized e-mails

Server Co-Location

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

Customer Care
-------------

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

Network Operations Centers
--------------------------

The Company's main network operation center is located in Etobicoke (suburban Toronto), Ontario. This operation center monitors network traffic, quality of services and security issues, as well as the performance of the equipment located at each of its physical locations, to ensure reliable service. The operation center is monitored on a 24 hours a day, seven days a week, 365 days a year basis, and maintains responsibility for communications between internal departments (customer care) as well as with external providers of services.

High-Quality Data Centers
-------------------------

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

Global Backbone, High Performance Network Architecture

Global Backbone, High Performance Network Architecture
------------------------------------------------------

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

Dependence on Key Suppliers
---------------------------

On November 8, 2001, the Company entered into an Amendment agreement with WorldCom, which provides network infrastructure for some of the Company's ISP Services operations. The term of the agreement is two years, commencing on May 1, 2001 and terminating on April 30, 2003 with a minimum payment of $90,000 CDN per month. The Company is currently negotiating the terms and conditions of an extension with WorldCom.

Marketing
---------

The Company is actively seeking to market broadly its ISP Services and has taken a number of steps in that direction, including the use of a variety of print and communications media. The Company intends to market its services to resellers and wholesalers, as well as enter into strategic partnerships and joint ventures.

Consolidation of ISP Services Operations
----------------------------------------

The Company continues to streamline and consolidate its ISP Services operations to enhance efficiency and reduce operating expenses. The Company has embarked on a program to centralize ISP Services to the greatest extent possible, as follows:

     - Customer Support. The Company has consolidated all aspects of customer support (including end user technical issues) for its Oregon, Washington and Canadian ISP customers into the Chatham, Ontario facility.

     - Billing and Collections. Billing and collections for all ISP customers are presently handled from the Chatham facility. The Company is also upgrading its billing platform to an industry specific application that will further streamline provisioning and billing of services.

The Company has completed its consolidation of its Web hosting and dedicated services to its Toronto data center. Other ISP Services such as e-mail and user authentication (i.e., customer security) are also in the process of being consolidated to the main data center in Toronto. The Company is also considering implementing other consolidated services to achieve greater efficiency and cost savings.

Network of Service Providers
----------------------------

The Company's Network of Service Providers consists of the following entities:

NetRover/NetRover Office/Intouch. NetRover, based in Toronto, Etobicoke (suburban Toronto) and Chatham, Ontario, is the largest of the Company's ISP Services entities, currently serving approximately 12,700 residential and small business customers throughout Canada. NetRover offers inexpensive packages focusing on Web hosting and dial-up connections, as well as dedicated hosting and domain name registration.

NetRover currently offers dial-up service with the network infrastructure provided through WorldCom and has dial-up availability across Canada. With this national reach, the Company intends to use the NetRover trade name for expansion. The Chatham facility is the backbone of the Company's customer support and billing functions.

Hermes. The ISP operation based in Vancouver, British Columbia, operating as Hermes Net Solutions ceased business on August 1, 2002 as part of the Companies ongoing review and streamlining of low margin services and divisions.

Internet Arena. Based in Portland, Oregon, Internet Arena serves approximately 350 primarily residential and small office/home office customers in Oregon. Internet Arena is primarily focused on dial up connectivity, shared hosting and server colocation.

CNW. Based in Mt. Vernon and Seattle, Washington, CNW serves approximately 2,100 business and residential customers in Washington. More focused on custom work, CNW's experience includes ethical hacking and other security monitoring. CNW also offers dial-up, DSL connectivity and Web hosting for its customers. On March 7, 2003, the Company sold significantly all the assets of CNW including its 2,100 business and residential customers. "See Subsequent Events section in the notes to the financial statements"

Competition
-----------

Competition
-----------

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

The Company competes directly or indirectly with the following types of companies:

     - established online services, such as Bell Sympatico, Sprint Canada and Look Communication in Canada

     - America Online, the Microsoft Network, Earthlink and Prodigy in the US

     - local, regional and national ISPs

     - national telecommunications companies, such as AT&T and Verizon

     - regional Bell operating companies

     - online cable services in Canada and the U.S.

The Company believes that the primary competitive factors determining success as an ISP are:

     - a reputation for reliability and high-quality service

     - effective customer support

     - access speed

     - pricing

     - scope of geographic coverage

The Company believes that it competes favorably based on these factors, particularly due to:

     - its emphasis on providing fast and reliable, high quality services and superior customer service and support

     - its policy of pricing services at prices lower than or competitive to those of other national ISPs

     - its policy to focus on second- and third-tier markets where competition from larger ISPs is reduced

     - its goal to establish a niche market in response to the growing concerns for privacy and protection, rather than establishing itself as a competitor of the large ISPs, including telecommunication and cable companies

Competition in the future is likely to increase and the Company believes this will happen as diversified telecommunications and media companies acquire ISPs, and as ISPs consolidate into larger, more competitive entities.

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

Government Regulation
---------------------

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

Proprietary Rights
------------------

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

The Company has not registered the Navaho brand name and will not do so. If the Company pursues Software Products development again in the future, it is likely to do so under a different brand name.

Employees
---------

At December 31, 2002, the Company had 35 full-time employees, of whom 7 are management, 1 are marketing, and 27 are administration and 11 were considered to be either temporary or part-time employees of whom all are administration. None of the Company's employees was subject to collective bargaining agreements at year-end.

Risk Factors
------------

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

Early-Stage Company

We were incorporated on September 5, 1997. From 1997 through the first quarter of 1999, we focused on developing our Software Products business. Thereafter, we focused on our ISP Services business as we began to acquire our ISP operating businesses. It is the ISP Services business on which we focus presently. Our limited operating history makes an evaluation of our business and prospects very difficult, and our business strategy and mix is still evolving. Our ability to operate profitably is unproven and uncertain. You must consider our business and prospects in light of the risks and difficulties we encounter as an early stage company in the new and rapidly evolving market of the Internet, and the rapidly changing environment of software development. These risks and difficulties include, but are not limited to:

     - a complex and unproven business system

     - lack of sufficient customers, orders, net sales or cash flow

     - difficulties in managing rapid growth in personnel and operations

     - high capital expenditures associated with our business systems and technologies particularly the cost of broadband solutions

     - lack of widespread acceptance of the Internet as a means of gathering and exchanging information and purchasing products

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. Our failure to address any of the risks described above could have a material adverse effect on our business, financial condition and results of operations.

Overall Industry Risks

Our business and prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the new and rapidly evolving market for dial-up, , DSL connectivity services, server co-location, Web hosting and e-mail services. To address these risks, we must market our services and build our trade names effectively, provide scalable, reliable and cost-effective services, continue to grow our infrastructure to accommodate additional customers and increased use of our network bandwidth, expand our channels of distribution, continue to respond to competitive developments and retain and motivate qualified personnel.

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

Complex Business System and Operational Difficulties

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

The rate at which our capital is utilized is affected by the pace of our expansion. Since our inception, we have experienced negative cash flow from operations. In the past, we have funded our operating losses and capital expenditures borrowings of debt and convertible debt from private sources. We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures with respect to our existing ISP Services business for at least the next 12 months. We must either raise additional funds to support aspects of our business for 2003 or we will be forced to curtail certain aspects of our business operations, particularly in terms of the growth of and further enhancements to our ISP Services business, or recommencing research and development of Software Products. We need a minimum of $500,000 and a maximum of $4,500,000 to support current operations, grow and further enhance our ISP services business, and a minimum of $250,000 to recommence the research and development of the Software Products. If financing were made available we would first apply the proceeds to support current operations and to the further enhancement of our ISP services business. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain sufficient additional capital when needed, we could be forced to alter our business strategy, delay or abandon some of our expansion plans or sell assets. Any of these events could have a material adverse effect on our business, financial condition and results of operations. In addition, if we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our stockholders may also experience dilution.

The Loss of the Services of One or More of Our Key Personnel, or our Failure to Attract, Integrate New Hires and Retain Other Highly Qualified Personnel in the Future Could Harm our Business

The loss of the services of one or more of our key personnel could harm our business. We depend on the continued services and performance of our senior management and other key personnel. Our future success also depends upon the continued service of our executive officers and other key personnel. The competition for talented employees is intense and our ability to attract and retain key employees is a function of a number of factors, some of which are beyond our control, such as the value of other opportunities perceived to be available elsewhere. Mr. Javan Khazali is the only executive officers or key employee that is bound by an employment agreement. Our relationships with all the other officers and key employees are at will.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has entered into a net lease with Mansa Holdings Ltd. in respect to its office premises located at 900-1281 West Georgia St., Vancouver, British Columbia for approximately 6,500 square feet of office space. The term of the lease is for 60 months and ends on June 1, 2005. The current monthly net rent under this lease is $6,019 CDN$. The property taxes and operating expenses are currently estimated at 6,437 CDN$ per square feet per month. The lease contains escalation clauses throughout the term. For the period between June 1, 2003 and May 31, 2005 the monthly net rent under this lease will be $6,566 CDN$ per month.

Customer Support and Billing Center
-----------------------------------

On November 2nd, 2000, NetRover Inc. entered into an assignment of a net lease between H.V.M. Holdings Inc. (Landlord) and Garden Green Realty Inc. (Previous Tenant) in respect to NetRover's office premises located at 405 Riverview Drive, Chatham, Ontario for approximately 2,100 square feet of office space. The term of the lease starts December 1st , 2000 and ends on May 31st , 2003. The current monthly net rent under this lease is $ 1,420 CDN$. The property taxes and operating expenses are currently estimated at $1,800. CDN$ per month. The lease contains escalation clauses throughout the term. For the period between May 31st 2001 and May 31, 2002 the monthly net rent under this lease will be $1,420 CDN$ per month. For the period between May 31st 2002 and May 31, 2003 the monthly net rent under this lease will be $1,509 CDN$ per month

Administration / Accounting
---------------------------

On June 13th, 2000, NetRover Inc. amended the net lease with The Imperial Life Assurance Company of Canada in respect to Net rover's office premises located at 93 Skyway Ave., Suite 106, (previously unit 105) Etobicoke, Ontario for approximately 1,700 square feet of office space. The term of the lease is for 3 years starting July 1,2000 and endings on July 31, 2003. The monthly net rent throughout the term of the lease is $1,435 CDN$. The property taxes and operation expenses are currently estimated at $1,413 CDN$ per month.

Network  Operations  Center
---------------------------

On January 15th, 2002, the Company entered into a Lease Amendment Agreement with 890 West Pender Ltd. in respect to this location. The term of the lease is for one year commencing February 1st, 2002 and ending on January 31st, 2003. The monthly gross rent throughout the term of the lease is $1,087 CDN$ per month. This lease was not renewed.

Network  Operations  Center
---------------------------

The Company has entered into an assignment of a lease with American Property Management in respect to two offices located at 1016 & 1008 SW Taylor Street, Portland, Oregon comprising approximately 1,902 and 457 square feet of space, respectively. The term of the lease ended January 31, 2002. The monthly net rent is $2,801 per month. The additional expenses are currently estimated at $284 per month. (Internet access in the amount of $232 per month and water usage in the amount of $52 per month.) The Company did not renew the office space located at 1008 SW Taylor Street, Portland, Oregon, which comprised of 457 square feet.

Subsequently, on February 6th, 2002, the Company entered into a Lease Amendment Agreement with American Property Management in respect to its office located at 1016 SW Taylor Street, Portland, Oregon. for approximately 1902 square feet of office space. The term of the lease is for one year commencing February 1st, 2002 and ending on January 31st, 2003. The monthly gross rent throughout the term of the lease is $2,377 per month. The additional expenses are currently estimated at $284 per month. (Internet access in the amount of $232 per month and water usage in the amount of $52 per month). The Company did not renew the office space located at 1016 SW Taylor Street, Portland, Oregon, which comprised of 1,902 square feet.

The Company entered into a lease with Alco Properties in respect to its office located at 414 SW 10th Avenue, Portland, Oregon comprising of approximately 624 square feet of space. The term of the lease ends Feb 28, 2003. The monthly net rent is $2,200 per month. The additional expenses are currently estimated at $200 per month.

Sales  and  Regional  customer  support
---------------------------------------

The Company entered into an Amendment and Novation Agreement dated December 27, 1999 with Timothy B. White Properties and Connect Northwest LLC in respect to an office located at 117 North First Street, Mount Vernon, Washington. The lease ends August 31, 2003. The current net rent under the lease is $ 3200 per month. In addition the Company is responsible for 87% of the electrical bill which are currently estimated at $231 per month. The lease contains escalation clauses throughout the term. For the period between September 1, 2000 and August 31, 2001 the monthly net rent was $3,000. For the period between September 1, 2001 and August 31, 2002 the monthly net rent under this lease will be $3,200 per month. For the period between September 1, 2002 and August 31st, 2003 the monthly net rent under this lease will be $3,400 per month. The company has the option to renew the lease for 1 additional term of 5 years.

Network  Operations  Center
---------------------------

On August 8th, 2001, the Company entered into a Lease Amendment Agreement with Sixth and Virginia Properties, in respect to this location. The term of the lease is for three years commencing September 1st, 2001 and ending on August 31, 2004. The lease contains escalation clauses throughout the term. For the period between September 1, 2001 and August 31 , 2003 the monthly net rent under this lease will be $1,225 per month. For the period between, and September 1, 2003 to August 31, 2004 the monthly net rent under this lease will be $1,287 per month.

ITEM  3.  LEGAL PROCEEDINGS

Berry
-----

On March 31, 2000, the Company commenced suit in the Supreme Court of British Columbia, Action #S001822, Vancouver Registry against Tia Berry (the "Tia Action"), the wife of Steven Berry ("Berry"), the former President and Chief Executive Officer of the Company. In the Tia Action, the Company claims $42,516
(CDN) from Tia Berry on account of monies paid to her by the Company which she was not entitled to receive. Tia Berry has denied the allegations.

On May 19, 2000 CyPost and ePost Innovations commenced suit in the Supreme Court of British Columbia, Action #S002798, Vancouver Registry, against Berry and his wife, Tia Berry (the "BC Action"). Berry received 600,000 contingent shares upon condition that he would remain in the Company's employ as Chief Executive Officer for at least two years, which he did not. Following Berry's resignation, the Company attempted to cancel the 600,000 Contingent Shares. In the BC Action, the Company seeks an order directing Berry to return the 600,000 Contingent Shares to the Company for cancellation for an order entitling the Company to cancel the same on the basis that Berry did not fulfill the employment conditions which were the condition precedent to his becoming the beneficial owner of the Contingent Shares. The Company also claims at least Cdn$800,000 from Berry on account of breach of fiduciary duty, negligence, breach of statutory duties and breach of contract arising from Berry's failure to properly carry out his employment responsibilities and Cdn$34,013 from Berry and Tia Berry on account of conspiracy to defraud and injure the Company and ePost Innovations by causing certain personal expenses to be paid by the Company rather than by Berry and Tia Berry personally. The Company will vigorously pursue its position in all respects.

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

Tami Helen Allan
----------------

 On November 2, 2001, Tami Helen Allan ("Allan") commenced suit in the Ontario Superior Court of Justice of Chatham-Kent, against NetRover Inc., CyPost Corporation, Robert Sendoh, Kelly Shane Montalban, Angela Belcourt and J. Thomas
W. Johnston (the "Allan Action"). In the Allan Action, Allan claims that as a result of the wrongful termination of Allan's employment, Allan has sustained damages including loss of salary in the amount of $600,000 (CDN). Management of the Company intends to vigorously defend the case.

All of the above actions are in the pretrial discovery stage. Accordingly the ultimate outcome cannot be determined. A loss by the Company of the claim for monetary damages as a result of any of the above litigation would have a material adverse effect on the Company's future results of operations, financial condition and liquidity; however, the Company does not expect to lose any of these action and believes additionally that it would be able to negotiate reasonable payment terms should it lose any of these suit. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of any litigation to which it is a party, including the above litigation.

A loss by the Company of the claim for monetary damages as a result of any of the above litigation would have a material adverse effect on the Company's future results of operations, financial condition and liquidity; however, the Company does not expect to lose this action and believes additionally that it would be able to negotiate reasonable payment terms should it lose this suit. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of any litigation to which it is a party.

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

The table below sets forth, for the periods indicated, the high and low bid prices of the Common Stock, for the period January 1, 2001 through December 31, 2002, as reported by Yahoo! Historical Prices.

                         2002                        2001
                 --------------------        --------------------
                 High Bid     Low Bid        High Bid     Low Bid

1st Quarter       $0.25        $0.07         $04.52         $0.06

2nd Quarter       $0.13        $0.04          $0.53         $0.07

3rd Quarter       $0.08        $0.03          $0.11         $0.05

4th Quarter       $0.06        $0.03          $0.35         $0.03


These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

There were approximately 95 record holders of the Company's Common Stock as of March 31, 2003.

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

Recent Sales of Unregistered Stock
----------------------------------

None that have not been previously disclosed on Forms 10QSB during 2002.

Year  2002  Stock  Reward  Plan
-------------------------------

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

Stock Options
-------------

On January 10, 2001, the Company issued an option to purchase 1,000,000 shares of the Company's common stock to Robert Adams, who, at such time, was serving as President, Chief Operating Officer, Secretary, Treasurer and Director of the Company. On that date, the Company also issued an option to purchase 125,000 shares of the Company's common stock to Tami Allan, who, at that time was serving as Vice President of North American Operations of the Company. The exercise price of each option is $.10 per share and vests over time. The options were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions by an issuer not involving a public offering. Mr. Adams and Ms. Allan are no longer employees of the Company. On December 10, 2001, Mr. Adams gave notice to the Company indicating that he wished to exercise 2,500 options pursuant to the non-qualified stock option agreement. These shares were issued
on August 5, 2002.     As of December 31, 2002 all vested and unvested options
for Mr. Adams and  Ms. Allan have been cancelled.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

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

The functional currency of the Company is U.S. dollars. Dollar values are expressed in U.S. Dollars, unless indicated otherwise. On December 31, 2002, one Canadian Dollar ("CDN") was worth $0.63440 U.S. Dollars.

     The Company continues to streamline and consolidate its ISP Services operations to enhance efficiency and reduce operating expenses. The Company has embarked on a program to centralize ISP Services to the greatest extent possible, as follows:

o Customer Support. The Company has consolidated all aspects of customer support (including end user technical issues) for its Oregon, Washington and Canadian ISP customers into the Chatham, Ontario facility.


     o Billing and Collections. Billing and collections for all ISP customers are presently handled from the Chatham facility. The Company is also upgrading its billing platform to an industry specific application that will further streamline provisioning and billing of services.

     o Network Operations. The Company's main network operation center is located in Etobicoke (suburban Toronto), Ontario. This operation center monitors network traffic, quality of services and security issues, as well as the performance of the equipment located at each of its physical locations, to ensure reliable service. The operation center is monitored on a 24 hours a day, seven days a week, 365 days a year basis, and maintains responsibility for communications between internal departments (customer care) as well as with external providers of services.

The Company has completed its consolidation of its Web hosting and dedicated services to its Toronto data center. Other ISP Services such as e-mail and user authentication (i.e., customer security) are also in the process of being consolidated to the main data center in Toronto.

    The Company is also considering implementing other consolidated services to achieve greater efficiency and cost savings.

    During Q4 of 2001, the Company signed an agreement with Dialup USA Inc, a leading ISP wholesale aggregator, to provide nationwide 56K dialup access to potentially over 5600 points of presence (POP's) in the United States.

     Also during Q4 of 2001, the Company launched NetRoverUSA Online Inc, a national ISP operating in the United States offering consumers a reliable, affordable alternative to the "Bigger ISP's".

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     All of the Company's revenue was earned from ISP Services during the fiscal year ended December 31, 2002. These revenues are attributable entirely to the operations of the Company's ISP businesses (Hermes Net Solutions, Inc. and NetRover Inc., and the Connect Northwest Internet Services and Internet Arena
DBAs) which the Company acquired beginning late in the second quarter of 1999. The Company generated net revenue of $2,953,778 during fiscal 2002, compared to $3,706,386 during fiscal 2001, a 20% decrease. This decrease is primarily due to a decrease in marketing related activities, and the softening of technology related sector spending.
     All of the Company's revenue was earned from ISP Services during the fiscal year ended December 31, 2002. These revenues are attributable entirely to the operations of the Company's ISP businesses (Hermes Net Solutions, Inc. and NetRover Inc., and the Connect Northwest Internet Services and Internet Arena
DBAs) which the Company acquired beginning late in the second quarter of 1999. The Company generated net revenue of $2,953,778 during fiscal 2002, compared to $3,706,386 during fiscal 2001, a 20% decrease. This decrease is primarily due to a decrease in marketing related activities, and the softening of technology related sector spending.

     Direct costs, which consist primarily of telecommunications charges associated with providing Internet connection services to customers, were $1,458,758 during fiscal 2002, compared to $1,858,619 during fiscal 2001, a 22% decrease. This decrease results primarily from having renegotiated or terminated certain telecommunication agreements, a decrease in overall usage, and the accrual of certain credits to be received from certain telecommunication providers.

     Selling, general and administrative expenses remained relatively the same at $2,686,348 during fiscal 2002, compared to $2,686,348 during fiscal 2001. This results primarily from an increase in professional fees and salaries and benefits including securities issued under our 2002 Stock Award Plan; offset by a reduction in marketing related activities, office and general expenses associated with the softening of technology related sector spending.

     Amortization and depreciation was $1,138,550 during fiscal 2002, compared to $2,151,090 during fiscal 2001, a decrease of 47%. This decrease is primarily due to the Company conforming to the new Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) provisions issued by the Financial Accounting Standards Board. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has determined that the net goodwill associated with these assets in the amount of $453,895 were not impaired. As a result, the Company did not amortize these assets for the year ended December 31, 2002. The impact of the adoption as it relates to existing goodwill reduced amortization expense by $453,895 for the year ended December 31, 2002.

     As a result of the above, the Company's loss from operations decreased by 21% to $2,329,878 during fiscal year 2002, compared to $2,959,263 during fiscal year 2001.

     The Company incurred net interest expense of $3,706 during fiscal 2002, compared to $117,935 during fiscal 2001, a decrease of 97%. The amount expensed in fiscal 2001 consists of interest expense attributable to interest for Blue Heron and Pacific Gate Capital Corporation ("Pacific Gate") loans.

     During 2001, the Company recognized income of $2,498,449 with respect to the settlement of certain litigation related to short swing profits with one of our shareholders.

     As a result of the foregoing, the Company's net loss increased by 310% to $2,340,293, or $.09 per share, for the fiscal year ended December 31, 2002, compared to a net loss of $570,352, or $.03 per share, for the fiscal year ended December 31, 2001. The reduced loss in fiscal 2001 was primarily a result of the increase in other revenue due to a recovery of short swing profits from a principal shareholder.


LIQUIDITY AND CAPITAL RESOURCES

     The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss for the year ended December 31, 2002 of $2,340,293, compared to a net loss for the year ended December 31, 2001 of $570,352. For the year ended December 31, 2002, the Company had a working capital deficit of $2,182,344, which is primarily due to the Company's general operating activities and professional fees. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing to continue operating.

     Since our inception, the Company has experienced negative cash flow from operations. In the past, the Company has funded its operating losses and capital expenditures borrowings of debt and convertible debt from private sources. Management continues to evaluate alternative means of financing to meet the Company's needs on terms that are attractive to it. The Company must either raise additional funds to support aspects the business for 2002 2003 or it will be forced to curtail or sell certain aspects of its business operations, particularly in terms of the growth of and further enhancements to its ISP Services business, or recommencing research and development of Software Products. As a result of a number of fixed lease and other operating commitments the Company needs between $500,000 and $4,500,000 to support current operations, grow and further enhance its ISP services business, and between $250,000 and $500,000 to recommence the research and development of the Software Products. If financing were made available management would first apply the proceeds to support current operations and to the further enhancement of the Company's ISP services business. Management cannot be certain that additional financing will be available on favorable terms when required, or at all. If the Company is unable to obtain sufficient additional capital when needed, it could be forced to alter its business strategy, delay or abandon some of its expansion plans, or sell assets. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of its Common Stock and stockholders may experience dilution.

     The Company's cash position on December 31, 2002 decreased by 82% to $13,061, compared to $73,124 on December 31, 2002. This decrease is primarily due to a decrease in revenues during the year ended December 31, 2002.

     The Company's net cash used in operating activities totaled $49,799 during the fiscal year ended December 31, 2002, compared to $91,885 during the fiscal year ended December 31, 2001, a decrease of 46%. The decrease in cash used from operations is due to an increase in accounts payable and the Company's mandate of reducing its direct costs in order to bring the Company's expenses in line with its revenues.

     The Company's net cash used in investing activities totaled $58,019 during the fiscal year ended December 31, 2002, compared to $61,388 during the fiscal year ended December 31, 2001, a decrease of 5%. This decrease is primarily due to the Company making fewer purchases of property, plant and equipment in order to conserve its available cash during the year ended December 31, 2002.

     During 2002, the Company received $79,300 loan proceeds from Ms. Beverly Montalban, of which principal and interest in the amount $53,230 was outstanding on December 31, 2002. The note accrues interest at the rate of 40% per annum. The Company did not have any proceeds from financing activities during the year ended December 31, 2001.

In an effort by the Company to eliminate low/negative margin services and to move to a non-facilities based operation, the Company on October 30, 2002 sold its approximately 486 CNW DSL customers to Isomedia.com for $41,175.
On February 20, 2003 the Company sold approximately 81 NetRover DSL customers to Warlight Industries dba Internet Lightspeed for $26,300 ($CDN 41,461). On March 31, 2003 the Company sold approximately 183 Internet Arena DSL customers to Internet Professional and Network Solutions Inc for $25,000.00.

On March 7, 2003, the Company sold certain assets of its dBA Connect Northwest Operations, consisting of customer list, trade name, computer hardware and software for $170,184 cash and the assumption of the prepaid liability by the buyer in the amount of $32,214. The net book value of such assets was approximately $163,000 at December 31, 2002.

The Company is involved in various litigation for which a loss by the Company of the claim for monetary damages would have a material adverse effect on the Company's future results of operations, financial condition and liquidity; however, the Company does not expect to lose these actions and believes additionally that it would be able to negotiate reasonable payment terms should it lose these suits. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of any litigation to which it is a party.

DEPENDENCE ON KEY SUPPLIERS

     The Company's success depends upon the capacity, scalability, reliability and security of its network infrastructure, including the telecommunications capacity leased from WorldCom Canada Ltd. and other telecommunications network suppliers. The Company depends on such companies to maintain the operational integrity of its telecommunications networks. Therefore, its operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers in a consolidated market. A material increase in pricing or decrease in telecommunications capacity available could have a material adverse effect on the Company's business, financial condition and results of operations. Management cannot be certain that telecommunication capacity will be available on favorable terms when required, or at all. If the Company is unable to obtain sufficient capacity when needed, it could be forced to alter its business strategy, delay or abandon some of its business aspects or sell assets. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

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

CRITICAL ACCOUNTING POLICIES

     The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes the following critical accounting policies affect the Company's more significant estimates and assumptions used in the preparation of its financial statements. The Company's significant estimates and assumptions are reviewed and any required adjustments are recorded on a quarterly basis.

     Carrying value of a certain intangible asset, customer list. As of December 31, 2002, the net book value of the customer list was $8,140. Management has estimated the useful life of this intangible asset to be three years, however management has no means of identifying specific customers acquired as a result of the purchased customer list. Should revenues associated with the customer lists decrease, this asset could become partially or fully impaired.

     Carrying value of the intangible asset, goodwill. As of December 31, 2002, the net book value of goodwill was $453,895. Management reviews the un-amortized goodwill associated with its various acquisitions, comparing the un-amortized goodwill to the estimated current acquisition costs. Should the estimated current acquisition costs decrease, this asset could become partially or fully impaired.

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company are submitted as a separate section of this Annual Report on Form 10-KSB commencing on Page F-1 immediately following Part IV of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Refer to form 8-K filed on October 30, 2002 with the Securities and Exchange Commission, notifying a change in the registrants certifying accountant.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information concerning the directors and executive officers of the Company as of March 31 2003:


     Name             Age    All Positions with the Company

Javan Khazali         39     CEO, Director and Treasurer
Pezhman Sharifi       29     Chief Operating Officer



Javan Khazali became CEO on April 8, 2002. Mr. Khazali joined the Company in July of 2001 as Vice President of Administration and was elected Director and Treasurer February 8, 2002. Mr. Khazali is responsible for the day to day operations of CyPost, including the development and continuing management of our business and training programs. Mr. Khazali has held various senior management positions including from 1993 to 2000 Mr. Khazali was Managing Partner of two local restaurants where he was responsible for supervision of 45 employess. Prior to this, from 1991 to 1993 Director of Operations for nine restaurants where he was responsible for supervision of 300 plus employees, and from 1985 to 1992 Operation Manager for 10 high-end chain restaurants in the U.S. and Canada. Javan Khazali became CEO on April 8, 2002. Mr. Khazali joined the Company in July of 2001 as Vice President of Administration and was elected Director and Treasurer February 8, 2002. With extensive experience in the services sector, Mr. Khazali is responsible for the day to day operations of CyPost, including the development and continuing management of our business and training programs. Mr. Khazali has held various senior management positions including (i) Operation Manager for 10 high-end chain restaurants in the U.S. and Canada, (ii) Director of Operations for nine restaurants where he was responsible for supervision of 300 plus employees, and (iii) most recently as Managing Partner of two local restaurants where he was responsible for supervision of 45 employees.

Mr. Sharifi joined CyPost in October of 1998 and was appointed COO on August 1, 2002. Mr. Sharifi is responsible for the infrastructure integration and consolidation of CyPost and its ISP divisions. He also handles contract negotiations with Telecommunication providers, divestitures, acquisitions and SEC compliance. Mr. Sharifi also seeks out new technologies and strategic partnerships. Mr. Sharifi, from 1997 until he joined CyPost in 1998, operated his own Internet consulting practice specializing in Internet marketing, web design and hosting for high growth companies. Mr. Sharifi holds a bachelor of arts degree in psychology from the University of British Columbia, Canada.

Mr. Sharifi joined CyPost in October of 1998 and was appointed COO on August 1, 2002. Mr. Sharifi is a driving force of the infrastructure integration and consolidation of CyPost and its ISP divisions. He also handles contract negotiations with Telecommunication providers, divestitures, acquisitions and SEC compliance. With experience and knowledge of the computer security industry including products from leading Anti Virus, VPN, Firewall, Content Management, Intrusion Detection, and Network Monitoring vendors, Mr. Sharifi is responsible for seeking out new technologies and strategic partnerships. Before joining CyPost, Mr. Sharifi owned his own Internet consulting practice specializing in Internet marketing, web design and hosting for high growth companies. Mr. Sharifi holds a bachelor of arts degree in psychology from the University of British Columbia, Canada.

The present term of each director expires at the next Annual Meeting of Stockholders of the Company. Executive officers are elected at the Annual Meeting of the Board of Directors held immediately following the Annual Meeting of Stockholders and serve at the pleasure of the Board of Directors.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from January 1, 2002 through December 31, 2002, all directors, executive officers and greater than 10% beneficial owners complied with all
Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth compensation paid or awarded by the Company during each of the fiscal years ended December 31, 2002 and December 31, 2001 to all the persons that served as the Company's Chief Executive Officer. No executive officers of the Company received compensation in excess of $100,000 during the fiscal year ended December 31, 2002:

Name                   Position     Year       Cash        Stock Based    Other
                                           Compensation    Compensation
-------------------  -------------  ----  --------------  --------------  -----
Robert Sendoh (1)    Former         2001  $       3,770
                     Chairman of
                     the Board And
                     Former Chief
                     Executive
                     Officer
-------------------  -------------  ----  --------------  --------------  -----
Robert Adams (2)     Former         2001  $      36,072
                     President and
                     Former Chief
                     Operating
                     Officer
-------------------  -------------  ----  --------------  --------------  -----
Angela Belcourt (3)  Former         2001  $      22,246
                     President and
                     Former
                     Director
-------------------  -------------  ----  --------------  --------------  -----
Sandra Warren, (4)   Former         2002  $      12,815
                     President and
                     Former         2001  $      41,706
                     Director
-------------------  -------------  ----  --------------  --------------  -----
Javan Khazali (5)    Director and   2002  $   36,230 (7)  $   30,000 (6)
                     CEO
-------------------  -------------  ----  --------------  --------------  -----

[1] Mr. Sendoh was Chairman of the Company from September 5, 1997 until November 5, 2001 and continued as a Director until February 8, 2002. Mr. Sendoh was Chief Executive Officer of the Company from January 17, 2000 through August 31, 2000.

(2) Mr. Adams served as President and Chief Operating Officer of the Company from July 25, 2000 to June 8, 2001. Mr. Adams resigned from all positions with the Company on September 28, 2001.


(3) Ms. Belcourt was appointed President June 8, 2001. Ms. Belcourt resigned as a Director from the Company for health reasons on October 12, 2001, and subsequently resigned as President on October 30, 2001.

(4) Ms. Warren became a Director on October 12, 2001 and was appointed as President on October 30, 2001. Ms. Warren was appointed as Secretary on February 8, 2002. Ms. Warren resigned from all positions with the Company on April 23, 2002.

(5) Mr. Khazali became a Director on February 8, 2002 and was appointed as CEO on April 8, 2002.

(6) Pursuant to the 2002 Stock Reward Plan, on September 19, 2002, Mr. Khazali received 1,000,000 shares of the Company's common stock valued at $0.03 per share.

(7) As of December 31, 2002, pursuant to an Employment agreement, the Company owes additionally $17,704 to Mr. Khazali, which is included in accounts payable and accrued liabilities. Mr. Khazali has agreed to defer payment on the balance owing to him until such time as the Company's cash flow permits.

Employment Agreements

     The Company has an employment agreement with Javan Khazali. The employment agreement provides for Mr. Khazali employment by the Company as its Chief Executive Office at an annual salary of $120,000 and upon the completion of 180 days of service a bonus of $25,000. The employment agreement has an initial term of three years commencing on October 1, 2002 and ending on September 30, 2005. The employment agreement will automatically renew for successive terms, unless notice of non-renewal is given by either the Company or Mr. Khazali at least 90 days prior to the expiration of the then applicable term of the contact. Bonuses may be awarded to Mr. Khazali based on his annual review, which takes place each January. In addition, Mr. Khazali is eligible for increases in his base salary, in the discretion of the Company. The Company currently does not have any key person insurance.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to all persons, or groups of persons, known by the Company to own beneficially more than five percent of the Common Stock of the Company, and as to the beneficial ownership thereof of the directors and executive officers of the Company, individually and as a group, all as at March 31, 2002:

Name and Address                  Number of Shares  Percentage
--------------------------------  ----------------  -----------
J. Thomas W. Johnston (1)                  956,000        3.15%
900-1281 West Georgia Street
Vancouver, British Columbia
V6E 3J7
Canada
--------------------------------  ----------------  -----------
Javan Khazali (2)                        1,302,000        4.28%
--------------------------------  ----------------  -----------
All officers and directors as a          2,934,350        9.67%
group [3 persons]
--------------------------------  ----------------  -----------

 (1) Includes 25,000 shares owned by Mr. Johnston's wife and an aggregate of 75,000 shares owned in trust for Mr. Johnston's three daughters.

     (2)  Includes 262,000 shares owned by Mr. Khazali's wife

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 20, 2001 the Company entered into a Settlement Agreement (the "Settlement Agreement") with Mr. Montalban with regard to a lawsuit it had instituted against him on June 15, 2001 seeking recovery of short swing profits realized by Mr. Montalban and other persons whose purchases and sales of Company common stock were attributed to Mr. Montalban in violation of the Securities Exchange Act of 1934, as amended. Pursuant to the Settlement Agreement, Mr. Montalban paid the Company an aggregate of approximately $2,498,449 (the "Recovery Amount"), which amount represented recovery in full of Mr. Montalban's short swing profits. He did so by delivering to the Company for cancellation (1) Blue Heron Shareholder Notes in the aggregate principal amount of $2,319,788, which notes had been previously purchased by or assigned to Mr. Montalban; (2) the accrued interest of $42,384 due on the principal portion of the Blue Heron Shareholder Notes at the time of cancellation; (3) 8% demand notes of the

Company dated August 25, 2000 and September 11, 2000, respectively, in the aggregate principal amount of $25,000 issued to Pacific Gate Capital Corporation, a corporation owned by Mr. Montalban; and (4) the accrued interest of $2,066 due on the principal portion of the Pacific Gate Capital Notes at the time of cancellation. The balance of the Recovery Amount was paid by Mr. Montalban's issuance to the Company of a five (5) year, 5% promissory note, dated September 20, 2001, in the principal amount of $109,211. In consideration of the execution of the Settlement Agreement and payment of the Recovery Amount, on October 9, 2001 the Company voluntarily dismissed its action.

On October 1, 2001 the Company entered into a consulting agreement with Pacific Gate Capital Corporation a corporation affiliated to Mr. Montalban, for a one year period in the amount of $27,750 minimum per month for providing certain services to the Company. This agreement was subsequently cancelled. For the year ended December 31, 2002 and 2001 the consulting payments reduced the principal amount of $109,211 owed by Mr. Montalban by $17,750 and $53,250, respectively.

     As of December 31, 2002, Mr. Montalban owes the Company a total of $41,413.


On November 1, 2001 the Company entered into a consulting agreement with Roundtable Strategies Ltd., a corporation owned by J. Thomas W. Johnston who is serving as a Director and Chairman of the Company, for a one year period in the amount of $9,000 minimum per month for providing certain services to the Company.

     As of December 31, 2002, pursuant to this agreement, the Company owes approximately $112,300 to Roundtable Strategies Ltd., which is included in
accounts payable and accrued liabilities.     On August 12, 2002, Mr. Johnston
has agreed to defer payment on the balance owing to Roundtable Strategies Ltd. until such time as the Company's cash flow permits. Mr. Johnston resigned as Director and Chairman on March 31, 2003.

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

The Company has an employment agreement with Javan Khazali. The employment agreement provides for Mr. Khazali's employment by the Company as its Chief Executive Office at an annual salary of $120,000 and a bonus of $25,000 upon the completion of 180 days of service. The employment agreement has an initial term of three years commencing on October 1, 2002 and will automatically renew for successive terms, unless notice of non-renewal is given by either the Company or Mr. Khazali at least 90 days prior to the expiration of the then applicable term of the contract. Bonuses may be awarded to Mr. Khazali based on his annual review, which takes place each January. In addition, Mr. Khazali is eligible for increases in his base salary, in the discretion of the Company.

On October 25, 2002, Ms. Beverly Montalban loaned the Company $79,300, with interest and principal payable over the six months ending April 2003. The note accrues interest at the rate of 40% per annum. As of December 31, 2002 the balance outstanding was $53,230.

PART IV

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  List  of  documents  filed  as  part  of  this  Report


Exhibits:

     The following exhibits listed are filed as part of this Report:

          FINANCIAL STATEMENTS INCLUDED IN ITEM 7:

Independent Auditors' Reports
     Kingery, Crouse & Hohl, P.A.                                            F-2
     Good Swarz Brown & Berns LLP.                                           F-3

Consolidated Balance Sheet as of December 31, 2002                           F-4

Consolidated Statements of Operations for the years ended
     December 31, 2002 and 2001                                              F-5

Consolidated Statements of Stockholders' Equity (Deficit) for
     the  years ended December 31, 2002 and 2001                             F-6

Consolidated Statements of Cash Flows for
     the years ended December 31, 2002 and 2001                              F-7

Notes to the Consolidated Financial Statements                               F-8


     10.10 Employment Agreement dated October 1, 2002 between Javan Khazali and CyPost Corporation
     99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Khazali



ITEM  14.  CONTROLS  AND  PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title                            Name            Date           Signature
---------------------------  -------------  --------------  -----------------

Principal Executive Officer  Javan Khazali  April 15, 2003  /s/ Javan Khazali

Principal Accounting         Javan Khazali  April 15, 2003  /s/ Javan Khazali
Officer

Principal Financial Officer  Javan Khazali  April 15, 2003  /s/ Javan Khazali


Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.


SIGNATURE              NAME                  TITLE          DATE
---------              ----                  -----          ----

/s/ Javan Khazali      Javan Khazali         Director       April 15, 2003

CERTIFICATIONS

I, Javan Khazali, certify that:

1.   I have reviewed this annual report on Form 10KSB of CyPost Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report.

4. I and the issuer's other certifying officers are responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

  (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

  (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31 2003 ("Evaluation Date"); and

  (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I and the issuer's other certifying officers have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

  (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

  (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) I and the issuer's other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003

/s/ Javan Khazali
    JAVAN KHAZALI
    Chief Financial Officer and CEO

                       CYPOST CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Reports
     Kingery, Crouse & Hohl, P.A.                                           F-2
     Good Swarz Brown & Berns LLP.                                          F-3

Consolidated Balance Sheet as of December 31, 2002                          F-4

Consolidated Statements of Operations for the years ended
     December 31, 2002 and 2001                                             F-5

Consolidated Statements of Stockholders' Equity (Deficit) for
     the years ended December 31, 2002 and 2001                             F-6

Consolidated Statements of Cash Flows for
     the years ended December 31, 2002 and 2001                             F-7

Notes to the Consolidated Financial Statements                              F-8

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Stockholders and Board of Directors of CyPost Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of CyPost Corporation and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations, various contingent liabilities, a stockholders' deficit and requirements for a significant amount of capital financing to proceed with its business plan. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DRAFTKingery Crouse & Hohl P.A.

Tampa, Florida
April 15, 2003

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CyPost Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet (not presented herein) and the related consolidated statement of operations, stockholders' equity, and cash flows of CyPost Corporation and Subsidiaries (the "Company") for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position as of December 31, 2001 (not presented herein), the results of operations and cash flows of the Company for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses since its inception and requires additional financing to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount or classification of liabilities that may result should the Company be unable to continue as a going concern.




Los Angeles, California
April 1, 2002


We have audited the accompanying consolidated statement of operations, stockholders' equity, and cash flows of CyPost Corporation and Subsidiaries (the "Company") for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


                                       GOOD SWARTZ BROWN & BERNS LLP.


Los Angeles, California
April 1, 2002

                       CYPOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

=======================================================================
ASSETS

CURRENT ASSETS:
  CASH                                                    $     13,061
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $50,161                                80,254
  PREPAID EXPENSES                                              57,844
  NOTE RECEIVABLE & ACCRUED INTEREST - RELATED PARTY            41,413
                                                          -------------

  TOTAL CURRENT ASSETS                                         192,572
                                                          -------------

PROPERTY AND EQUIPMENT NET OF ACCUMULATED DEPRECIATION         313,458
                                                          -------------

INTANGIBLES:
  CUSTOMER LISTS                                             3,711,270
  GOODWILL                                                   1,832,543
  LESS ACCUMULATED AMORTIZATION                             (5,081,778)
                                                          -------------
INTANGIBLES, NET                                               462,035
                                                          -------------

DEPOSITS                                                       102,829
OTHER ASSETS                                                     8,560
                                                          -------------

                                                          $  1,079,454
                                                          =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE & ACCRUED LIABILITIES                     1,901,610
  NOTE PAYABLE - RELATED PARTY                                  53,230
  DUE TO BANK                                                   31,668
  DEFERRED REVENUE                                             388,408
                                                          -------------

  TOTAL CURRENT LIABILITIES                                  2,374,916
                                                          -------------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' DEFICIT:
  SHARE CAPITAL
   AUTHORIZED:
    5,000,000 PREFERRED STOCK WITH A PAR VALUE OF $.001
    200,000,000 COMMON STOCK WITH A PAR VALUE OF $.001

   ISSUED AND OUTSTANDING:
    PREFERRED STOCK - NONE                                           -
    COMMON STOCK - 30,391,993                                   30,393
  ADDITIONAL PAID-IN CAPITAL                                14,778,733
  DEFICIT                                                  (16,107,651)
  CURRENCY TRANSLATION ADJUSTMENT                                3,063
                                                          -------------

  TOTAL STOCKHOLDERS' DEFICIT                               (1,295,462)
                                                          -------------
                                                          $  1,079,454
                                                          -------------
=======================================================================

            See accompanying notes to the consolidated financial statements.

                       CYPOST CORPORATION AND SUBSIDIRIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

===================================================================

                                             2002          2001
                                         ------------  ------------
REVENUES                                 $ 2,953,778   $ 3,706,386

DIRECT COSTS                               1,458,758     1,858,619
                                         ------------  ------------
EXCESS OF REVENUES OVER DIRECT COSTS       1,495,020     1,847,767
                                         ------------  ------------

EXPENSES:
  SELLING, GENERAL AND ADMINISTRATIVE      2,686,348     2,655,940
  AMORTIZATION AND DEPRECIATION            1,138,550     2,151,090
                                         ------------  ------------

                                           3,824,898     4,807,030
                                         ------------  ------------

LOSS FROM OPERATIONS                      (2,329,878)   (2,959,263)
                                         ------------  ------------

OTHER INCOME (EXPENSE):
  SETTLEMENT INCOME                                -     2,498,449
  NET RECOVERY FROM FIRE INSURANCE                 -        11,449
  IMPAIRMENT LOSS OF ON LONG LIVED ASSETS        (6,709)       (3,052)
  INTEREST, NET                               (3,706)     (117,935)
                                         ------------  ------------

  TOTAL OTHER INCOME(EXPENSE)                (10,415)    2,388,911
                                         ------------  ------------

NET LOSS                                 $(2,340,293)  $  (570,352)
                                         ============  ============
LOSS PER SHARE - BASIC AND DILUTED       $     (0.09)  $     (0.03)
                                         ============  ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED           25,923,192    21,719,418
                                         ============  ============

===================================================================

   See accompanying notes to the consolidated financial statements.

                                     CYPOST CORPORATION AND SUBSIDIARIES
                                     -----------------------------------
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            ---------------------------------------------------------
                                  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

=================================================================================================================

                                                          ADDITIONAL                   CUMULATIVE
                                        COMMON STOCK        PAID-IN                    TRANSLATION
                                      NUMBER     AMOUNT     CAPITAL       DEFICIT      ADJUSTMENT       TOTAL
                                    ----------  --------  -----------  -------------  -------------  ------------
BALANCE, DECEMBER 31, 2000          21,556,993  $ 21,557  $14,047,544  $(13,197,006)  $     33,022   $   905,117

 Issued for services                 1,000,000     1,000       84,000             -              -        85,000
 Issued for services                   400,000       400       99,600             -              -       100,000
 Issued for services                   230,000       230       57,270             -              -        57,500
 Issued for services                     2,500         3        1,272             -              -         1,275
 Cumulative translation adjustment           -         -            -             -        (24,234)      (24,234)
 Net Loss                                    -         -            -      (570,352)             -      (570,352)
                                    ----------  --------  -----------  -------------  -------------  ------------

BALANCE, DECEMBER 30, 2001          23,189,493    23,190   14,289,686   (13,767,358)         8,788       554,306

 Issued Stock Options                    2,500         3          247             -              -           250
 Issued for services                 1,700,000     1,700      168,300             -              -       170,000
 Issued for services                 2,300,000     2,300      227,700             -              -       230,000
 Issued Stock Reward Plan            3,200,000     3,200       92,800             -              -        96,000
 Cumulative translation adjustment           -         -            -             -         (5,725)       (5,725)
 Net Loss                                    -         -            -    (2,340,293)             -    (2,340,293)
                                    ----------  --------  -----------  -------------  -------------  ------------

BALANCE, DECEMBER 31, 2002          30,391,993  $ 30,393  $14,778,733  $(16,107,651)  $      3,063   $(1,295,462)
                                    ==========  ========  ===========  =============  =============  ============
=================================================================================================================

 See accompanying notes to the consolidated  financial statements.

                       CYPOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

===============================================================================

                                                         2002          2001
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(2,340,293)  $  (570,352)
  Adjustments to reconcile net loss to
   cash used in operating activities:
     Settlement income                                         -    (2,498,449)
     Depreciation                                        221,798       288,592
     Amortization                                        916,752     1,862,498
     Provision for bad debt                              (21,206)       38,615
     Accrued interest (income) expense                    (1,964)      120,294
     Net recovery from fire insurance                          -       (11,449)
     Consulting fees offsetting note receivable -
        related party                                     17,750        52,373
     Impairment loss of on long-lived assets                  6,709         3,052
     Fair value of stock issued for services             496,000       243,775
  Changes in assets and liabilities:
     Accounts receivable                                  79,264        (3,719)
     Insurance receivable                                      -        58,488
     Prepaid expenses                                    (11,862)       88,635
     Deposits                                            (10,220)       23,308
     Other assets                                            (77)       (3,114)
     Accounts payable and accrued liabilities            626,024       407,503
     Increase in Due due to Bank                              bank                              31,668             -
     Deferred revenue                                    (60,140)     (191,935)
                                                     ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                    (49,799)      (91,885)
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                 (58,019)      (72,837)
     Gross proceeds received from insurance company            -        14,105
     Payment of insurance related claims                       -        (2,656)
                                                     ------------  ------------
NET CASH USED IN INVESTING ACTIVITES                     (58,019)      (61,388)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                250             -
     Proceeds from note payable - related party           79,300             -
     Repayments of note payable - related party          (26,070)
                                                     ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITES                  53,480             -
                                                     ------------  ------------

EFFECT OF EXCHANGE RATE CHANGES                           (5,725)      (24,234)
                                                     ------------  ------------

NET DECREASE IN CASH                                     (60,063)     (177,507)

CASH, BEGINNING OF YEAR                                   73,124       250,631
                                                     ------------  ------------

CASH, END OF YEAR                                    $    13,061   $    73,124
                                                     ============  ============
OTHER CASH INFORMATION
Interest paid                                        $     5,670   $         -
                                                     ============  ============
     Taxes paid                                      $         -   $         -
                                                     ============  ============

===============================================================================

See accompanying notes to the consolidated financial statements.

                      CYPOST CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


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

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $16.1 million. Since its inception, the Company has a working capital deficiency at December 31, 2002 of approximately $2.18 million, and requires additional financing for its business operations. The Company is also involved in certain litigation that could adversely impact its results of operations and cash flow if it is unable to prevail in such matters.
     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $16.1 million for the period from inception September 5, 1997 to December 31, 2002, has a working capital deficiency at December 31, 2002 of approximately $2.18 million, and requires additional financing for its business operations. The Company is also involved in certain litigation that could adversely impact its results of operations and cash flow if it is unable to prevail in such matters.

     The Company's future capital requirements will depend on numerous factors including, but not limited to, the Company development activities, and is able to generate profitable operations from its Internet connection services. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable. Meanwhile, management is working on attaining cost and efficiency synergies by consolidating the operations of Company's subsidiaries.

     These financial statements do not reflect any adjustments that would be necessary to the carrying values of assets, the reported amounts of its liabilities, revenues and expenses, and the balance sheet classifications used if the Company was unable to continue as a "going concern". While management believes that the actions already taken or planned, as described above, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.
     The Company's future capital requirements will depend on numerous factors including, but not limited to, whether the Company wishes to recommence software development activities, and market penetration of and profitable operations from its Internet connection services. The Company does not believe that bank borrowings are available under present circumstances, and there can be no assurance that any financing could be obtained from other sources. Even if funding were available, it might be available only on terms which would not be favorable to the Company or which management would not find acceptable. Meanwhile, management is working on attaining cost and efficiency synergies by consolidating the operations of the businesses acquired.

     These financial statements do not reflect any adjustments that would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used if the Company was unable to continue as a "going concern". While management believes that the actions already taken or planned, as described above, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     CONSOLIDATION

     The consolidated financial statements include the accounts of CyPost Corporation and its subsidiaries. The subsidiaries include, NetroverUSA Online Inc. (formerly known as ePost Innovations Inc.), NetRover Inc., NetRover Office Inc., Hermes Net Solutions Inc., Intouch.Internet Inc. and Fibra Communications, LLC. Connect Northwest and Internet Arena are DBA's of CyPost Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.
     The consolidated financial statements include the accounts of CyPost Corporation and its subsidiaries. The subsidiaries include, NetroverUSA Online Inc. (formerly known as ePost Innovations Inc.), NetRover Inc., NetRover Office Inc., Hermes Net Solutions Inc., Intouch.Internet Inc. and Fibra
Communications, LLC. Connect Northwest and Internet Arena are DBA of CyPost Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

     FUNCTIONAL CURRENCY AND FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company is U.S. dollars. Balance sheet accounts of international self-sustaining subsidiaries, principally Canadian, are translated at the current exchange rate as of the balance sheet date. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Dollar values in this consolidated financial statements are expressed in U.S. Dollars, unless indicated otherwise. On December 31, 2002 one Canadian Dollar (Cdn) was exchangeable for .63440 U.S. Dollars.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements include estimates of related to certain contingent liabilities discussed at Note 11. It is at least reasonably possible that our estimates could change in the near term with respect to thiese matter.


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

     CONCENTRATIONS  OF  CREDIT  RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, and receivables.
With respect to cash, during the year ended December 31, 2002, the Company maintained all of its cash in deposit accounts with four financial institutions, which deposit accounts at times may have exceeded federally insured limits. The Company has not experienced any losses in such accounts.

     Substantially all of our revenues and receivables arise primarily from agreements to provide ISP services to customers in Canada and the United States of America, mainly in the Pacific Northwest. The Company performs ongoing credit evaluations of its customers and generally does not require collateral as management believes that the Company has certain collection measures in-place to limit the potential for significant losses. Substantially all of the receivables included in the accompanying consolidated balance sheet were recovered subsequent to December 31, 2002.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company evaluates the allowance for doubtful accounts on a regular basis through periodic reviews of the collectibility of the receivables in light of historical experience, adverse situations that may affect the customer's ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.


     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives using the straight-line method over a period of three to five years. Maintenance and repairs are charged against operations and betterments are capitalized.

     At the end of 2002, management of the Company assessed the useful life of these assets and determined that some of the assets were impaired. Therefore the Company has written off the net book value of these assets in the amount of $6,709.

     LOSS PER SHARE

     Loss per share has been computed in accordance with SFAS 128. Basic loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the respective periods. Diluted loss per share is computed similarly, but also gives effect to the impact that convertible securities, such as warrants, if dilutive, would have on net loss and average common shares outstanding if converted at the beginning of the year. The effect of potential common shares such as warrants would be antidilutive in each of the periods presented in these financial statements, and accordingly, are not presented.

     REVENUE RECOGNITION AND DEFERRED REVENUE

     The Company's primary source of operating revenue is earned from Internet connection services. For contracts which exceed one month, revenue is recognized on a straight-line basis over the term of the contract as services are provided. Revenues applicable to future periods are classified as deferred revenue.

     DIRECT COSTS

     Direct costs consist of telecommunications charges that arise from providing Internet connection services to customers. These costs are expensed as incurred.
     Direct costs consist of telecommunications charges in respect to providing Internet connection services to customers. These costs are expensed as incurred.

     ADVERTISING COSTS

     The Company expenses advertising costs as they are incurred. These expenses approximated $49,974 and $62,393 for the years ended December 31, 2002 and 2001, respectively

     GOODWILL

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangibles," which was required to be adopted effective January 1, 2002. Under SFAS 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed, at a minimum, annually. As discussed below, separable intangible assets that are not deemed to have an indefinite
life will continue to be amortized over their useful lives.   Prior to December
31, 2001, goodwill created through the purchase of certain assets was being amortized over a period of three years using the straight-line method. If SFAS 142 would have been applied in the fiscal year ended December 31, 2001, then the net loss for such year would have declined by approximately $610,000. The impact of the adoption as it relates to existing goodwill reduced amortization expense by $453,895 for the year ended December 31, 2002.

     OTHER INTANGIBLES
     -----------------

     Other intangibles are being amortized over the respective useful lives which is estimated to be three years using the straight-line method. Estimated aggregate amortization expense arising from these intangibles is expected to approximate $8,000the remaining $8,000 during for the period commencing on January 1, 2003.


     IMPAIRMENT OF LONG-LIVED ASSETS

     We periodically review our long-lived assets for indications of impairment. If the value of an asset is considered impaired, an impairment loss is recognized. During the years ended December 31, 2002 and 2001, we recognized impairment losses aggregating $6,709 and $3,052, respectively, on certain equipment. These amounts are included in other expenses in our December 31, 2002 and 2001 consolidated statements of operations. The impairment losses resulted because we are projecting negative cash flows for the foreseeable future; accordingly, the assets have been written down to their estimated fair market values (as determined by management).

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

     The Company has elected to follow the accounting provisions of APB No. 25 to account for its stock based employee compensation, and to furnish the proforma disclosures required under SFAS No.123. For stock issued to non-employees, the Company records the fair value of the equity granted in compliance with SFAS No.123.

     RECLASSIFICATIONS

     Certain 2001 balances have been reclassified to conform to the current year's presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope to this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company adopted SFAS 141 beginning January 1, 2002.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligation. (SFAS No. 143) requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 will be effective for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of SFAS No. 143, as required on January 1, 2003, will have a material impact on the Company's consolidated financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assts. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Under SFAS 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 beginning January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company's consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of SFAS No. 146, as required on January 1, 2003, will have a material impact on the Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." This standard amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of a company's accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial statements. The transition provisions and annual disclosure requirements are effective for all fiscal years ending after Dec. 15, 2002, while the interim period disclosure requirements are effective for all interim periods beginning after Dec. 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company's consolidated financial position or results of operations.

3.   COMPREHENSIVE LOSS

     The following table reflects the calculation of the Company's comprehensive loss for the years ended December 31, 2002 and 2001:

                                           December 31,
                                     ------------------------
                                         2002         2001
                                     ------------  ----------

Net Loss                             $(2,340,294)  $(570,352)

Other Comprehensive Loss
  Foreign currency translation loss       (5,725)    (24,234)
                                     ------------  ----------
Comprehensive Loss                   $(2,346,019)  $(594,586)
                                     ============  ==========


4.   PROPERTY  AND  EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS

     Property and equipment consist of the following at December 31, 2002:


Office furniture                $   76,935
Leasehold improvement               11,313
Computer hardware and software   1,188,505
                                -----------
                                 1,276,753
Less accumulated depreciation     (963,295)
                                -----------
                                $  313,458
                                ===========


5.   GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consists of the following at December 31, 2002:

Customer lists                 $ 3,711,270
Goodwill                         1,832,543
                               ------------
                                 5,543,813
Less accumulated amortization   (5,081,778)
                               ------------
                               $   462,035
                               ============


6.   NOTE  RECEIVABLE - RELATED PARTY

    On September 20, 2001 the Company entered into a Settlement Agreement (the "Settlement Agreement") with Mr. Montalban with regard to a lawsuit it had instituted against him on June 15, 2001 seeking recovery of short swing profits realized by Mr. Montalban and other persons whose purchases and sales of Company common stock were attributed to Mr. Montalban in violation of the Securities Exchange Act of 1934, as amended. Pursuant to the Settlement Agreement, Mr. Montalban paid the Company an aggregate of approximately $2,498,449 (the "Recovery Amount"), which amount represented recovery in full of Mr. Montalban's short swing profits. He did so by delivering to the Company for cancellation (1) Blue Heron Shareholder Notes in the aggregate principal amount of $2,319,788, which notes had been previously purchased by or assigned to Mr. Montalban; (2) the accrued interest of $42,384 due on the principal portion of the Blue Heron Shareholder Notes at the time of cancellation; (3) 8% demand notes of the

Company dated August 25, 2000 and September 11, 2000, respectively, in the aggregate principal amount of $25,000 issued to Pacific Gate Capital Corporation, a corporation owned by Mr. Montalban; and (4) the accrued interest of $2,066 due on the principal portion of the Pacific Gate Capital Notes at the time of cancellation. The balance of the Recovery Amount was paid by Mr. Montalban's issuance to the Company of a five (5) year, 5% promissory note, dated September 20, 2001, in the principal amount of $109,211. In consideration of the execution of the Settlement Agreement and payment of the Recovery Amount, on October 9, 2001 the Company voluntarily dismissed its action.

  On October 1, 2001 the Company entered into a consulting agreement with Pacific Gate Capital Corporation a corporation affiliated to Mr. Montalban, for a one year period in the amount of $27,750 minimum per month. This agreement was subsequently cancelled. For the year ended December 31, 2002 and 2001 the consulting payments reduced the principal amount of $109,211 owed by Mr. Montalban by $17,750 and $53,250, respectively.
  On October 1, 2001 the Company entered into a consulting agreement with Pacific Gate Capital Corporation a corporation affiliated to Mr. Montalban, for a one year period in the amount of $27,750 minimum per month for providing certain services to the Company. This agreement was subsequently cancelled. For the year ended December 31, 2002 and 2001 the consulting payments reduced the principal amount of $109,211 owed by Mr. Montalban by $17,750 and $53,250, respectively.


     As of December 31, 2002, Mr. Montalban owes the Company a total of $41,413.


7.   NOTE  PAYABLE  -  RELATED  PARTY

    On October 25, 2002, Ms. Beverly Montalban loaned the Company $79,300, with interest and principal payable over the six months ending April 2003. The note accrues interest at the rate of 40% per annum. As of December 31, 2002 the balance outstanding was $53,230.


8.   SHARE  CAPITAL

     AUTHORIZED STOCK

     Due to an amendment to the Company's article of incorporation on January 29, 2002, the Company is now authorized to issue:

      (a) 200,000,000 shares of common stock at a par value of $0.001 per share

      (b) 5,000,000 shares of preferred stock at a par value of $0.001 per share


     ISSUANCE OF SHARES

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

     On August 5, 2002 the Board of Directors of the Company adopted the 2002 Stock Reward Plan, whereby the Board may grant up to 5 million shares of common stock to employees, officers, directors, key consultants and advisors. The Board granted 3,200,000 shares of its common stock in an aggregate amount of $96,000 to six employees and one Director at the price of $0.03 per share in consideration for their services to the Company. These shares were issued on September 19, 2002.
     On August 5, 2002 the Board of Directors of the Company adopted the 2002 Stock Reward Plan, whereby the Board may grant up to 5 million shares of common stock to employees, officers, directors, key consultants and advisors. The Board granted 3,200,000 shares of its common stock in an aggregate amount of $96,000 to six employees and one Director at the price of $0.03 per share in consideration for their providing their services to the Company. These shares were issued on September 19, 2002.

     STOCK OPTIONS

     On January 10, 2001, the Company issued an option to purchase 1,000,000 shares of the Company's common stock to Robert Adams, who, at such time, was serving as President, Chief Operating Officer, Secretary and Treasurer of the Company. On that date, the Company also issued an option to purchase 125,000 shares of the Company's common stock to Tami Allan, who, at that time was serving as Vice President of North American Operations of the Company. The exercise price of each option is $.10 per share and vests over time. The options were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions by an issuer not involving a public offering. Mr. Adams and Ms. Allan are no longer employees of the Company. On December 10, 2001, Mr. Adams gave notice to the Company indicating that he wished to exercise 2,500 options pursuant to the non-qualified stock option agreement. These shares were issued on August 5, 2002. As of December 31, 2002 all vested and unvested options for Mr. Adams and Ms. Allan have been cancelled.

     The following table summarized information concerning activity associated with the various option grants:

                                          Options    Exercise Price
                                          ----------  ---------------
Options outstanding at December 31, 2000          -   $             -

Options granted                           1,125,000              0.10
Options exercised                            (2,500)             0.10
Options cancelled                          (625,000)             0.10
                                          ----------  ---------------

Options outstanding at December 31, 2001    497,500   $          0.10

Options granted                                   -              0.10
Options exercised                            (2,500)             0.10
Options cancelled                          (495,000)             0.10
                                          ----------  ---------------

Options outstanding at December 31, 2002          -   $          0.10
                                          ==========  ===============

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan other than for the stock options granted to consultants. Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our net loss and pro forma net loss per share amounts would have been as follows:

                                   2002         2001
                                -----------  ----------
Net loss as reported            $2,340,293   $(570,352)
Proforma net loss                2,350,293    (605,352)
Net loss per share as reported       (0.09)      (0.03)
Proforma net loss per share          (0.09)      (0.03)

     For purposes of pro forma disclosures, the estimated fair value of the options are amortized over the options' vesting period.

     The Black-Scholes option valuation modes was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because of the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its the Company's option.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using a dividend yield of 0% and the following weighted average assumptions:

     Expected stock price volatility            239%
     Risk free interest rate                      4%
     Expected lives (in years)                    1

9.   INCOME TAXES

     At December 31, 2002, the Company had net operating loss carry forwards for income tax purposes of approximately $12,230,000 which are available to offset any future taxable income earned in various years ending December 31, 2022. The amount and ultimate realization of any benefit derived is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards the Company has established a valuation allowance equal to the amount of the tax effect of the loss carry forward and, therefore no deferred tax asset has been recognized for the loss.
     At December 31, 2002, the Company had net operating loss carry forwards for income tax purposes of approximately $12,230,000 which are available to offset any future taxable income earned in various years ending December 31, 2022. The amount and ultimate realization of any benefit derived is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards the Company has established a valuation allowance equal to the amount of the tax effect of the loss carry forward and, therefore no deferred tax asset has been recognized for the loss.

     The Company has no deferred tax liabilities. The components of the deferred tax asset as of December 31, 2002 (assuming an effective income tax rate of approximately 25%) are approximately as follows:


Current deferred income tax asset:
     Allowance for doubtful accounts        accounts   $    12,000
     Less valuation allowance              (12,000)
                                       ------------

Current deferred income tax asset      $         -
                                       ============
Non-current deferred tax asset:
     Net operating loss carryforwards    carryforwards  $ 2,997,000
     Amortization of intangibles           702,000
     Other                                   2,000
                                       ------------
     Subtotal                            3,701,000
     Less valuation allowance           (3,701,000)
                                       ------------
Non-current deferred income tax asset  $         -
                                       ============

     The income tax benefit consists of the following for the year ended December 31, 2002:

Current                                $          -
Deferred                                    435,000
Change in valuation allowance              (435,000)
                                       ------------
                                       $          -
                                       ============


10.  OTHER  RELATED  PARTY  TRANSACTIONS


     On November 1, 2001 the Company entered into a consulting agreement with Roundtable Strategies Ltd., a corporation owned by J. Thomas W. Johnston (who was then the Company's Director and Chairman). The agreement was for a one year period in the amount of $9,000 minimum per month for providing certain services to the Company.

     On August 12, 2002, Mr. Johnston agreed to defer payment on the balance owing to Roundtable Strategies Ltd. until such time as the Company's cash flow permits.

     As of December 31, 2002, pursuant to this agreement, the Company owes approximately $112,300 to Roundtable Strategies Ltd., which is included in accounts payable and accrued liabilities.

    Mr. Johnston resigned as Director and Chairman on March 31, 2003.

11.  COMMITMENTS  AND  CONTINGENCIES

     BERRY LITIGATION

     On March 31, 2000, the Company commenced suit in the Supreme Court of British Columbia, Action #S001822, Vancouver Registry against Tia Berry (the "Tia Action"), the wife of Steven Berry ("Berry"), the former President and Chief Executive Officer of the Company. In the Tia Action, the Company claims Cdn$42,516 from Tia Berry on account of monies paid to her by the Company which she was not entitled to receive. Tia Berry has denied the allegations.

     On May 19, 2000 CyPost and ePost Innovations commenced suit in the Supreme Court of British Columbia, Action #S002798, Vancouver Registry, against Berry and his wife, Tia Berry (the "BC Action"). Berry received 600,000 contingent shares upon condition that he would remain in the Company's employ as Chief Executive Officer for at least two years, which he did not. Following Berry's resignation, the Company attempted to cancel the 600,000 Contingent Shares. In the BC Action, the Company seeks an order directing Berry to return the 600,000 Contingent Shares to the Company for cancellation on the basis that Berry did not fulfill the employment conditions which were the condition precedent to his becoming the beneficial owner of the Contingent Shares. The Company also claims at least Cdn$800,000 from Berry on account of breach of fiduciary duty, negligence, breach of statutory duties and breach of contract arising from Berry's failure to properly carry out his employment responsibilities and Cdn$34,013 from Berry and Tia Berry on account of conspiracy to defraud and injure the Company by causing certain personal expenses to be paid by the Company rather than by Berry and Tia Berry personally. The Company will vigorously pursue its position in all respects.

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

     The Company believes that the allegations in the Berry Action are without merit and they will be vigorously defended. Because the case is in the discovery stage, the ultimate resolution of this matter cannot be determined. Accordingly, no provision for any loss that may result upon its resolution has been made in the accompanying consolidated financial statements.

     ALLAN LITIGATION
---------------------

     On November 2, 2001, Tami Helen Allan ("Allan") commenced suit in the Ontario Superior Court of Justice of Chatham-Kent, against NetRover Inc., CyPost Corporation, Robert Sendoh, Kelly Shane Montalban, Angela Belcourt and J. Thomas
W. Johnston. Allan claims that she has sustained damages as a result of thea wrongful termination in the amount of Cdn$600,000.

     The Company believes that the allegations in the Allan Action are without merit and they will be vigorously defended. Because the case is in the discovery stage, the ultimate resolution of this matter cannot be determined. Accordingly, no provision for any loss that may result upon its resolution has been made in the accompanying consolidated financial statements.


     OTHER LITIGATION

     The Company is also subject to routine litigation from time to time in the operations of its business. None of such routine litigation is material to the Company, its assets or results of operations.


     LEASE COMMITMENTS

     The Company leases office space and equipment under non-cancelable operating leases expiring thru 2007, and having initial or remaining lease terms in excess of one year as of December 31, 2002. The total lease expense under the operating leases was $326,723 and $321,601 for the years ended December 31, 2002 and 2001, respectively. The following is a schedule by years of future minimum lease payments required under the non-cancelable operating leases:

        2003                                    $251,587
        2004                                     131,304
        2005                                      49,285
        2006                                         628
        2007                                         314
                                                --------
                                                $433,118
                                                ========

     The Company entered into non-canceable agreements with several companies that provide network infrastructure for some of the Company's Internet Services Provider services. The minimum payments in the next three years are as follows:

          2003                                   $  797,652
          2004                                      227,393
          2005                                       55,747
                                                 ----------
                                                 $1,080,792
                                                 ==========

     EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with Javan Khazali. The employment agreement provides for Mr. Khazali's employment by the Company as its Chief Executive Office at an annual salary of $120,000 and a bonus of $25,000 upon the completion of 180 days of service. The employment agreement has an initial term of three years commencing on October 1, 2002 and will automatically renew for successive terms, unless notice of non-renewal is given by either the Company or Mr. Khazali at least 90 days prior to the expiration of the then applicable term of the contract. Bonuses may be awarded to Mr. Khazali based on his annual review, which takes place each January. In addition, Mr. Khazali is eligible for increases in his base salary, in the discretion of the Company.

     BUSINESS CONCENTRATIONS     DEPENDENCE ON KEY SUPPLIERS

     The Company's success depends upon the capacity, scalability, reliability and security of its network infrastructure, including the telecommunications capacity leased from WorldCom and other telecommunications network suppliers. The Company depends on such companies to maintain the operational integrity of their own telecommunications networks. Therefore, its operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers in a consolidated market. A material increase in pricing or decrease in telecommunications capacity available to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.
     The Company's success depends upon the capacity, scalability, reliability and security of its network infrastructure, including the telecommunications capacity leased from WorldCom and other telecommunications network suppliers. We depend on such companies to maintain the operational integrity of their own telecommunications networks. Therefore, our operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers in a consolidated market. A material increase in pricing or decrease in telecommunications capacity available to us could have a material adverse effect on our business, financial condition and results of operations.

     DEPENDENCE ON KEY SUPPLIERS

     In July 2002 WorldCom, Inc., the parent company of WorldCom Canada Ltd., filed for protection under Chapter 11, of the United States Bankruptcy Code. Chapter 11 reorganization is not a liquidation, but rather a medium for financially troubled United States companies to restructure their debt and resume operations.

     WorldCom Canada Ltd. was not a part of this filing, nor have they filed for bankruptcy protection in the interim. The Company currently depends on WorldCom Canada Ltd.'s infrastructure for a significant portion of its revenue.
     WorldCom Canada Ltd. was not a part of this filing, nor have they filed for bankruptcy protection in the interim. The Company currently depends on the WorldCom Canada Ltd.'s infrastructure for a significant portion of its revenue.

     The Company has not experienced any disruption of service and does not anticipate any service disruptions in the future as a result of any reorganization of WorldCom Canada Ltds' parent company. Notwithstanding the aforementioned, the Company has had preliminary discussions with other providers as a contingency.

12.  SUBSEQUENT  EVENTS

      During the Months months of February and March 2003, the Company sold various customer lists, operating assets, trade names, and related goodwill for gross consideration of approximately $253,000. The net book value of such assets at December 31, 2002 approximated $163,000.