Form 10KSB/A
period 2002-12-31
CYPOST CORP
filed 2003-04-16
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

    Since our inception, the Company has experienced negative cash flow from operations. In the past, the Company has funded its operating losses and capital expenditures borrowings of debt and convertible debt from private sources. Management continues to evaluate alternative means of financing to meet the Company's needs on terms that are attractive to it. The Company must either raise additional funds to support aspects the business for 2003 or it will be forced to curtail or sell certain aspects of its business operations, particularly in terms of the growth of and further enhancements to its ISP Services business, or recommencing research and development of Software Products. As a result of a number of fixed lease and other operating commitments the Company needs between $500,000 and $4,500,000 to support current operations, grow and further enhance its ISP services business, and between $250,000 and $500,000 to recommence the research and development of the Software Products. If financing were made available management would first apply the proceeds to support current operations and to the further enhancement of the Company's ISP services business. Management cannot be certain that additional financing will be available on favorable terms when required, or at all. If the Company is unable to obtain sufficient additional capital when needed, it could be forced to alter its business strategy, delay or abandon some of its expansion plans, or sell assets. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of its Common Stock and stockholders may experience dilution.

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

Kingery Crouse & Hohl P.A.

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

                       CYPOST CORPORATION AND SUBSIDIRIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

===================================================================

                                             2002          2001
                                         ------------  ------------
REVENUES                                 $ 2,953,778   $ 3,706,386

DIRECT COSTS                               1,458,758     1,858,619
                                         ------------  ------------
EXCESS OF REVENUES OVER DIRECT COSTS       1,495,020     1,847,767
                                         ------------  ------------

EXPENSES:
  SELLING, GENERAL AND ADMINISTRATIVE      2,686,348     2,655,940
  AMORTIZATION AND DEPRECIATION            1,138,550     2,151,090
                                         ------------  ------------

                                           3,824,898     4,807,030
                                         ------------  ------------

LOSS FROM OPERATIONS                      (2,329,878)   (2,959,263)
                                         ------------  ------------

OTHER INCOME (EXPENSE):
  SETTLEMENT INCOME                                -     2,498,449
  NET RECOVERY FROM FIRE INSURANCE                 -        11,449
  IMPAIRMENT LOSS ON LONG LIVED ASSETS        (6,709)       (3,052)
  INTEREST, NET                               (3,706)     (117,935)
                                         ------------  ------------

  TOTAL OTHER INCOME(EXPENSE)                (10,415)    2,388,911
                                         ------------  ------------

NET LOSS                                 $(2,340,293)  $  (570,352)
                                         ============  ============
LOSS PER SHARE - BASIC AND DILUTED       $     (0.09)  $     (0.03)
                                         ============  ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED           25,923,192    21,719,418
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

                       CYPOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

===============================================================================

                                                         2002          2001
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(2,340,293)  $  (570,352)
  Adjustments to reconcile net loss to
   cash used in operating activities:
     Settlement income                                         -    (2,498,449)
     Depreciation                                        221,798       288,592
     Amortization                                        916,752     1,862,498
     Provision for bad debt                              (21,206)       38,615
     Accrued interest (income) expense                    (1,964)      120,294
     Net recovery from fire insurance                          -       (11,449)
     Consulting fees offsetting note receivable -
        related party                                     17,750        52,373
     Impairment loss on long-lived assets                  6,709         3,052
     Fair value of stock issued for services             496,000       243,775
  Changes in assets and liabilities:
     Accounts receivable                                  79,264        (3,719)
     Insurance receivable                                      -        58,488
     Prepaid expenses                                    (11,862)       88,635
     Deposits                                            (10,220)       23,308
     Other assets                                            (77)       (3,114)
     Accounts payable and accrued liabilities            626,024       407,503
     Increase in due to bank                              31,668             -
     Deferred revenue                                    (60,140)     (191,935)
                                                     ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                    (49,799)      (91,885)
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                 (58,019)      (72,837)
     Gross proceeds received from insurance company            -        14,105
     Payment of insurance related claims                       -        (2,656)
                                                     ------------  ------------
NET CASH USED IN INVESTING ACTIVITES                     (58,019)      (61,388)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                250             -
     Proceeds from note payable - related party           79,300             -
     Repayments of note payable - related party          (26,070)
                                                     ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITES                  53,480             -
                                                     ------------  ------------

EFFECT OF EXCHANGE RATE CHANGES                           (5,725)      (24,234)
                                                     ------------  ------------

NET DECREASE IN CASH                                     (60,063)     (177,507)

CASH, BEGINNING OF YEAR                                   73,124       250,631
                                                     ------------  ------------

CASH, END OF YEAR                                    $    13,061   $    73,124
                                                     ============  ============
OTHER CASH INFORMATION
Interest paid                                        $     5,670   $         -
                                                     ============  ============
     Taxes paid                                      $         -   $         -
                                                     ============  ============

===============================================================================

See accompanying notes to the consolidated financial statements.

                      CYPOST CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


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

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements include estimates related to certain contingent liabilities discussed at Note 11. It is at least reasonably possible that our estimates could change in the near term with respect to these matter.


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

     OTHER INTANGIBLES

     Other intangibles are being amortized over the respective useful lives which is estimated to be three years using the straight-line method. Estimated aggregate amortization expense arising from these intangibles is expected to approximate the remaining $8,000 during 2003.


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

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligation. (SFAS 143) requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 will be effective for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of SFAS No. 143, as required on January 1, 2003, will have a material impact on the Company's consolidated financial position or results of operations.

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

     The Black-Scholes option valuation modes was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because of the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's option.

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

     The Company has no deferred tax liabilities. The components of the deferred tax asset as of December 31, 2002 (assuming an effective income tax rate of approximately 25%) are approximately as follows:


Current deferred income tax asset:
     Allowance for doubtful accounts   $    12,000
     Less valuation allowance              (12,000)
                                       ------------

Current deferred income tax asset      $         -
                                       ============
Non-current deferred tax asset:
     Net operating loss carryforwards  $ 2,997,000
     Amortization of intangibles           702,000
     Other                                   2,000
                                       ------------
     Subtotal                            3,701,000
     Less valuation allowance           (3,701,000)
                                       ------------
Non-current deferred income tax asset  $         -
                                       ============

     The income tax benefit consists of the following for the year ended December 31, 2002:

Current                                $          -
Deferred                                    435,000
Change in valuation allowance              (435,000)
                                       ------------
                                       $          -
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

     ALLAN LITIGATION

     On November 2, 2001, Tami Helen Allan ("Allan") commenced suit in the Ontario Superior Court of Justice of Chatham-Kent, against NetRover Inc., CyPost Corporation, Robert Sendoh, Kelly Shane Montalban, Angela Belcourt and J. Thomas
W. Johnston. Allan claims that she has sustained damages as a result of a wrongful termination in the amount of Cdn$600,000.

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

12.  SUBSEQUENT  EVENTS

     During the months of February and March 2003, the Company sold various customer lists, operating assets, trade names, and related goodwill for gross consideration of approximately $253,000. The net book value of such assets at December 31, 2002 approximated $163,000.