Form 10QSB
period 2003-03-31
CYPOST CORP
filed 2003-05-15
CIK 1090659

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

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

     502-1281 West Georgia St., Vancouver, British Columbia, Canada      V6E 3J7
-------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                         (Zip Code)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,392,025 as of April 30, 2003.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Annual Report on Form 10-KSB, as amended, of CyPost Corporation (the "Company"), for the fiscal year ended December 31, 2002, previously filed with the Commission.

                       CYPOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS:
   CASH                                                    $     13,182
   ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
     DOUBTFUL ACCOUNTS of $77,210                                32,413
   PREPAID EXPENSES                                              45,933
   NOTE RECEIVABLE & ACCRUED INTEREST - RELATED PARTY            41,884
                                                           -------------

   TOTAL CURRENT ASSETS                                         133,412
                                                           -------------

 PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION                                                 232,580
                                                           -------------

 INTANGIBLES:
   CUSTOMER LISTS                                             2,844,768
   GOODWILL                                                   1,399,045
   LESS ACCUMULATED AMORTIZATION                             (3,905,254)
                                                           -------------
 INTANGIBLES, NET                                               338,559
                                                           -------------

 DEPOSITS                                                        89,719
 OTHER ASSETS                                                     9,173
                                                           -------------

                                                           $    803,443
                                                           =============

 LIABILITIES AND STOCKHOLDERS'  DEFICIT

 CURRENT LIABILITIES:
   ACCOUNTS PAYABLE & ACCRUED LIABILITIES                  $  1,932,796
   NOTE PAYABLE - RELATED PARTY                                  14,615
   DUE TO BANK                                                   14,171
   DEFERRED REVENUE                                             305,057
                                                           -------------

   TOTAL CURRENT LIABILITIES                                  2,266,639
                                                           -------------

 COMMITMENTS AND CONTINGENCIES (NOTE 3)

 STOCKHOLDERS'  DEFICIT:
   SHARE CAPITAL
     AUTHORIZED:
         5,000,000 PREFERRED STOCK WITH A PAR VALUE OF $.001
         200,000,000 COMMON STOCK WITH A PAR VAUE OF $.001

     ISSUED AND OUTSTANDING
         PREFERRED STOCK - NONE                                       -
         COMMON STOCK - 30,391,993                               30,393
   ADDITIONAL PAID-IN CAPITAL                                14,778,733
   DEFICIT                                                  (16,186,779)
   CURRENCY TRANSLATION ADJUSTMENT                              (85,543)
                                                           -------------

   TOTAL STOCKHOLDERS'  DEFICIT                              (1,463,196)
                                                           -------------

                                                           $    803,443
                                                           =============


    See accompanying notes to the consolidated condensed financial statements.

                            CYPOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                        (UNAUDITED)


                                                                    2003          2002
                                                                ------------  ------------

REVENUES                                                        $   709,603   $   772,750

DIRECT COSTS                                                        269,842       466,998
                                                                ------------  ------------

EXCESS OF REVENUES OVER DIRECT COSTS                                439,761       305,752
                                                                ------------  ------------

EXPENSES:
  SELLING, GENERAL AND ADMINISTRATIVE                               510,533       656,030
  AMORTIZATION AND DEPRECIATION                                      50,298       372,286
                                                                ------------  ------------

                                                                    560,831     1,028,316
                                                                ------------  ------------

LOSS FROM OPERATIONS                                               (121,070)     (722,564)
                                                                ------------  ------------

OTHER INCOME (EXPENSE):
  GAIN ON SALE OF PROPERTY AND EQUIPMENT AND INTANGIBLES, NET        49,787             -
  IMPAIRMENT LOSS OF LONG LIVED ASSETS                                    -        (4,180)
  INTEREST, NET                                                      (7,845)          525
                                                                ------------  ------------

  TOTAL OTHER  INCOME (EXPENSE)                                      41,942        (3,655)
                                                                ------------  ------------

NET LOSS                                                        $   (79,128)  $  (726,219)
                                                                ============  ============

LOSS PER SHARE - BASIC AND DILUTED                              $     (0.00)  $     (0.03)
                                                                ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -                  30,391,993    23,191,576
                                                                ============  ============
BASIC AND DILUTED


   See accompanying notes to the consolidated condensed financial statements.

                          CYPOST CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                      (UNAUDITED)


                                                                     2003        2002
                                                                   ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(79,128)  $(726,219)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Amortization                                                    2,978     307,457
      Depreciation                                                   47,320      64,829
      Provision for bad debt                                        (27,049)        282
      Accrued interest income                                          (471)       (525)
      Consulting fees offsetting note receivable - related party          -      17,750
      Gain on sale of property and equipment and intangibles, net   (49,787)          -
      Impairment loss of long-live assets                                 -       4,180

  Changes in assets and liabilities:
      Accounts receivable                                            74,890       6,070
      Prepaid expenses                                               11,911       6,104
      Deposits                                                       13,110        (267)
      Other assets                                                     (613)         21
      Accounts payable and accrued liabilities                       31,186     244,526
      Decrease in due to bank                                       (17,497)          -
      Deferred revenue                                              (51,137)     38,233
                                                                   ---------  ----------
NET CASH USED IN OPERATING ACTIVITIES                               (44,287)    (37,559)
                                                                   ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Sales (Purchases) of property and equipment and intangibles       171,629     (16,595)
                                                                   ---------  ----------
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES                 171,629     (16,595)
                                                                   ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                                -         250
  Repayment of note payable - related party                         (38,615)          -
                                                                   ---------  ----------
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                 (38,615)        250
                                                                   ---------  ----------

EFFECT OF EXCHANGE RATE CHANGES                                     (88,606)        695
                                                                   ---------  ----------
NET INCREASE (DECREASE) IN CASH                                         121     (53,209)
                                                                   ---------  ----------
CASH, BEGINNING OF YEAR                                              13,061      73,124
                                                                   ---------  ----------
CASH, END OF PERIOD                                                $ 13,182   $  19,915
                                                                   =========  ==========

OTHER CASH INFORMATION:
   Interest paid                                                   $  8,316   $       -
                                                                   =========  ==========

   Taxes paid                                                      $      -   $       -
                                                                   =========  ==========


   See accompanying notes to the consolidated condensed financial statements.

                               CYPOST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


1.   ORGANIZATION BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

      Several conditions and events cast doubt about the Company's ability to continue as a going concern. The Company has incurred net losses of approximately $16.2 million. Since its inception, the Company has a working capital deficiency at March 31, 2003 of approximately $2.1 million, and requires additional financing for its business operations. The Company is also involved in certain litigation that could adversely impact its results of operations and cash flow if it is unable to prevail in such matters.

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

     BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 2003 and 2002, (b) the consolidated financial position at March 31, 2003 and (c) the consolidated cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for the entire year ending December 31, 2003.

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

   FUNCTIONAL CURRENCY AND FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company is U.S. dollars. Balance sheet accounts of international self-sustaining subsidiaries, principally Canadian, are translated at the current exchange rate as of the balance sheet date. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Dollar values in these consolidated financial statements are expressed in U.S. Dollars, unless indicated otherwise. On March 31, 2003 one Canadian Dollar (Cdn) was exchangeable for .67970 U.S. Dollars.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements include estimates related to certain contingent liabilities discussed at Note 3. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

2.   SALE OF ASSETS

   During the months of February and March 2003, the Company sold various receivables, customer lists, equipment, trade names, and related goodwill for gross consideration of approximately $253,000. The net book value of such assets at March 31, 2003 approximated $203,000, resulting in a net gain of approximately $50,000.


3.   COMMITMENTS AND CONTINGENCIES

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

4.   SUBSEQUENT EVENTS

     On April 4, 2003, CyPost entered into a new lease with Mansa Holdings in respect to to its office premises located at 502-1281 West Georgia St., Vancouver, British Columbia for approximately 1,600 square feet of office space. The term of lease is for six years and ends on May 31st, 2009. The current monthly net rent under this lease is $2,196 CDN$. The property taxes and operating expenses are currently estimated at $2,230 CDN$ per month. As a result the Company has surrendered its' current office premises located at 900-1281 West Georgia St., Vancouver, British Columbia for approximately 6,500 square feet. The settlement payment for the release of this space is approximately $26,000 CDN$ payable over seven months commencing June 1, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENT
-------------------------

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

OVERVIEW
--------

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


     The Company continues to streamline and consolidate its ISP Services operations to enhance efficiency and reduce operating expenses. The Company has embarked on a program to centralize ISP Services to the greatest extent possible, as follows:

     o Customer Support. The Company has consolidated all aspects of customer support(including end user technical issues) for its Oregon, and Canadian ISP customers into the Chatham, Ontario facility.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE
-------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002
---------------------------------

          All of the Company's revenue was earned from its ISP operations during the three months ended March 31, 2003. These revenues are attributable entirely to the operations of the Company's ISP businesses (NetRover Inc. and the Connect Northwest Internet Services and Internet Arena DBAs) which the Company acquired beginning late in the second quarter of 1999.

          The Company generated net sales of $709,603 for the three months ended March 31, 2003 compared to $772,750 for the three months ended March 31, 2002, a decrease of 8%. This decrease is primarily due to a decrease in marketing related activities, and the prolonged softening of technology related sector spending.

          Direct costs, which consist primarily of telecommunications charges with respect to providing Internet connection services to customers, of $269,842, were incurred for the three months ended March 31, 2003, compared to $466,998 for the three months ended March 31, 2002, a 42% decrease. This decrease results primarily from having renegotiated or terminated certain telecommunication agreements and a decrease in overall usage.

          Selling, general and administrative expenses were $510,533 for the three months ended March 31, 2003 compared to $656,030 for the three months ended March 31, 2002, a 22% decrease. This decrease results primarily from a decrease in professional fees, salaries and benefits and marketing related activities.

          Amortization and depreciation expenses were $50,298 for the three months ended March 31, 2003, compared to $372,286 for the three months ended March 31, 2002, a 86% decrease. This decrease is primarily due to the fact that the balance of the Company's intangible assets were substantially amortized as of December 31, 2002, thus the expense attributable to the amortization of these assets decreased by approximately $305,000.

          As a result of the above, the Company's loss from operations decreased by 83% to $121,070 during the three months ended March 31, 2003, compared to $722,564 during the three months ended March 31, 2002.

          The Company incurred net interest expense of $7,845 for the three months ended March 31, 2003, compared to net income of $525 for the three months ended March 31, 2002. This increase in expense is primarily the result of the interest paid on the monies borrowed during the fourth quarter 2002.

          During the three months ended March 31, 2003, the Company recognized a gain on sale of certain goodwill and intangibles of approximately $50,000 from the sale of various receivables, customer lists, equipment, trade names, and related goodwill for gross consideration of approximately $253,000.

     As a result of the above, the Company's net loss decreased by 89% to $79,128, or $.00 per share, for the three months ended March 31, 2003, compared to a net loss of $726,219, or $.03 per share, for the three months ended March 31, 2002. This decrease is primarily a result of a decrease in direct costs, selling, general and administrative expenses, amortization of the intangible assets, and the gain on sale of certain assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss for the three months ended March 31, 2003 of $79,128, compared to a net loss for the three months ended March 31, 2002 of $726,219. As of March 31, 2003, the Company had a working capital deficit of $2,133,227, which is primarily due to the Company's general operating activities and professional fees. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

         The Company's cash position on March 31, 2003 remained relatively stable at $13,182 compared to $13,061 on December 31, 2002.

         The Company used $44,287 in operating activities for the three months ended March 31, 2003, compared to $37,559 for the three months ended March 31, 2002, an increase of 18%. This increase is primarily due to a decrease in deferred revenue, an increase in accounts payable, offset by a decrease in accounts receivable.

         The Company's generated cash of $171,629 from investing activities for the three months ended March 31, 2003, compared to using $16,595 to purchase equipment during the three months ended March 31, 2002. During the three months ended March 31, 2003 the Company did not purchase any equipment and generated cash from the sale of certain assets of the Company's D/B/A Connect Northwest, consisting of customer list, trade name, computer hardware and software for cash. In addition the buyers assumed certain liabilities in the sale transactions.

     The Company used $38,615 in financing activities during the three months ended March 31, 2003, to repay debt that the company did not have until the fourth quarter of 2002, compared to net cash provided of $250 through the sale of common stock during the three months ended March 31, 2002.

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

DEPENDENCE ON KEY SUPPLIERS
---------------------------

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

CRITICAL ACCOUNTING POLICIES
----------------------------

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

     Carrying value of the intangible asset - goodwill. As of March 31, 2003, the net book value of goodwill was $338,559. Management reviews the un-amortized goodwill associated with its various acquisitions, comparing the un-amortized goodwill to the estimated current acquisition costs. Should the estimated current acquisition costs decrease, this asset could become partially or fully impaired.

ITEM 3 - CONTROLS AND PROCEDURES

      Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

Item 2.  Changes in Securities

NONE

Item 3. Defaults upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Khazali



         (b)   Reports on Form 8-K
               NONE



                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       "Registrant"

                                       CYPOST CORPORATION


DATE:  May 15, 2003                    By:  /s/ Javan Khazali
                                           --------------------
                                           Javan Khazali
                                           Chief Executive Officer
                                           (Principal Financial Officer)
CERTIFICATIONS

I, Javan Khazali, certify that:

1.   I have reviewed this quarterly report on Form 10QSB of CyPost Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report.

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

Date:  May 15, 2003

/s/ Javan Khazali
    JAVAN KHAZALI
    Chief Financial Officer and CEO